Form 10-Q
period 2021-06-30
TPB Acquisition Corp I
filed 2021-09-24
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

TPB ACQUISITION CORPORATION I
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-40732	98-1582136
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1 Letterman Drive, Suite A3-1 San Francisco, CA	94128
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 854-7074

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of once Class A ordinary share, $.0001 par value, and one-third of one redeemable warrant	TPBAU	Nasdaq Capital Market
Class A ordinary shares included as part of the units	TPBA	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share of an exercise price of $11.50	TPBAW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of September 23, 2021, 18,036,299 Class A ordinary shares, par value $0.0001 per share, and 5,031,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TPB ACQUISITION CORPORATION I

Form 10-Q

For the Quarter Ended June 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION		1

Item 1.	Unaudited Condensed Interim Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021, and for the period from February 8, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the period from February 8, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Interim Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Interim Financial Statements

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2021

Assets
Current assets:
Cash	$47,409
Prepaid expenses	26,800
Total current assets	74,209
Deferred offering costs	686,640
Total Assets	$760,849

Liabilities and Shareholder's Deficit
Current liabilities:
Accounts payable	$465,484
Accrued expenses	34,940
Note payable - related party	300,000
Total Liabilities	800,424

Commitments and Contingencies

Shareholder's Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,031,250 shares issued and outstanding (1)	503
Additional paid-in capital	24,497
Accumulated deficit	(64,575)
Total shareholder's deficit	(39,575)
Total Liabilities and Shareholder's Deficit	$760,849
(1)   This number includes up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; therefore, only 522,176 Class B ordinary shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
		February 8, 2021
	For the Three Months	(Inception) Through
	Ended June 30, 2021	June 30, 2021
General and administrative expenses	$12,346	$64,575
Loss from operations	(12,346)	(64,575)
Net loss	$(12,346)	$(64,575)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	4,375,000	4,375,000

Basic and diluted net loss per Class B ordinary share	$(0.00)	$(0.01)
(1)   This number excludes an aggregate of up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; therefore, only 522,176 Class B ordinary shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIORD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	—	5,031,250	503	24,497	(52,229)	(27,229)
Net loss	—	—	—	—	—	(12,346)	(12,346)
Balance – June 30, 2021 (unaudited)	—	$—	5,031,250	$503	$24,497	$(64,575)	$(39,575)
(1)   This number includes up to 656,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.  The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; therefore, only 522,176 Class B ordinary shares remain subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(64,575)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	21,400
Changes in operating assets and liabilities:
Prepaid expenses	(26,800)
Accrued expenses	7,000
Net cash used in operating activities	(62,975)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Offering costs paid	(189,616)
Net cash provided by financing activities	110,384

Net change in cash	47,409

Cash — beginning of the period	—
Cash — end of the period	$47,409

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$3,600
Offering costs included in accounts payable	$465,484
Offering costs included in accrued expenses	$27,940

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

TPB Acquisition Corporation I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 8, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TPB Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million and approximately $489,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivate warrant liabilities, respectively. On August 17, 2021, the Company consummated a partial exercise by the underwriters of their over-allotment option for 536,299 additional Units, generating gross proceeds of approximately $5.4 million (the “Over-Allotment”), and incurring offering costs of $295,000, of which $188,000 was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (see Note 4). Concurrent with the consummation of the Over-Allotment on August 17, 2021, the Sponsor purchased 71,507 additional Private Placement Warrants, generating proceeds of $107,260 (the “Second Private Placement”).

Upon the closing of the Initial Public Offering, Over-Allotment, Private Placement and the Second Private Placement, $180.4 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, and only invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor agreed to vote any Founder Shares (as defined in Note 4) and Public Shares held by it in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 13, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights and (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to consummate an initial Business Combination within the Combination Period.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30 2021, the Company had approximately $47,000 in its operating bank account and working capital deficit of approximately $726,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the Note, which was outstanding as of June 30, 2021 (as defined in Note 5). The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 16, 2021 and August 12, 2021, respectively.

Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the balance sheet primarily due to their short-term nature.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Deferred Offering Costs Associated With Initial Public Offering

Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations.  Offering costs associated with the Class A ordinary shares issued are charged against their carrying value upon the completion of the Initial Public Offering.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed interim financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants will be recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company will recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities will be subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s condensed statement of operations. Derivative warrant liabilities will be classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On August 13, 2021, the Company consummated its Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million and approximately $489,000 was for deferred underwriting commissions and offering costs allocated to derivate warrant liabilities, respectively.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 2,625,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On August 17, 2021, the Company consummated a partial exercise by the underwriters of their over-allotment option for 536,299 additional Units, generating gross proceeds of approximately $5.4 million, and incurring offering costs of $295,000, of which $188,000 was for deferred underwriting commissions.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On April 21, 2021, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000. On August 10, 2021, the Sponsor forfeited 718,750 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,750,000 to 5,031,250. The Founder Shares include an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; therefore, only 522,176 Class B ordinary shares remain subject to forfeiture.

The Sponsor agreed, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of the Company’s Business Combination and (ii) subsequent to a Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,000,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million. Concurrent with the consummation of the Over-Allotment on August 17, 2021, the Sponsor purchased 71,507 additional Private Placement Warrants, generating proceeds of $107,260 (the “Second Private Placement”).

Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On February 9, 2021, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2021, the Company had $300,000 outstanding under the Note. The Company fully repaid the Note on August 16, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Forward Purchase Agreements

On August 10, 2021, the Company entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase up to an aggregate of 2,500,000 Units (the “Forward Purchase Units”), at a price of $10.00 per Unit, for an aggregate purchase price of up to $25,000,000. The purchase of the Forward Purchase Units is expected to take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the initial Business Combination. The Sponsor’s obligation to purchase the forward purchase shares included within the Forward Purchase Units (the “Forward Purchase Shares”) may be transferred, in whole or in part, to the forward transferees who are investors in, or affiliates of, the Sponsor, provided that upon such transfer the forward transferees assume the rights and obligations of the Sponsor. The forward purchase warrants included in the Forward Purchase Units will be exercised on the same terms as the Public Warrants.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company also entered into additional forward purchase agreements on August 10, 2021, whereby the additional forward purchasers agreed to purchase up to an aggregate of 8,750,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of up to $87,500,000 in connection with the closing of the initial Business Combination. Pursuant to the terms of the additional forward purchase agreements, the Company will provide to the additional forward purchasers notice of its intent to enter into a definitive agreement with respect to an initial Business Combination, and thereafter the additional forward purchasers will have 10 business days to provide their respective funding commitments, including the ability to oversubscribe for any unallocated additional Forward Purchase Shares. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Class A ordinary share shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. The additional forward purchasers’ obligation to purchase the additional Forward Purchase Shares may be transferred, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the additional forward purchaser. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the initial Business Combination. Pursuant to the additional forward purchase agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Class B ordinary shares), but not less than 10% (not to exceed 437,500 Class B ordinary shares), of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. The number of Class B ordinary shares to be transferred to such additional forward purchasers will be equal to the greater of (i) 10% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering and (b) 50% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering multiplied by the percentage of Public Shares redeemed in connection with the initial Business Combination. In addition, the Sponsor agreed that the remaining Class B ordinary shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

The proceeds of any purchases under the forward purchase agreements will not be deposited in the Trust Account. The Forward Purchase Shares will not have any redemption rights in connection with the initial Business Combination or in connection with certain amendments to the amended and restated memorandum and articles of association and will not be entitled to liquidating distributions from the Trust Account if the Company fails to complete the initial Business Combination within the Combination Period. The Forward Purchase Shares will be subject to certain registration rights, as long as such Forward Purchase Shares are held by the Sponsor, the additional forward purchasers or the forward transferees. The forward purchase shares, to the extent issued prior to the record date for a shareholder vote on the initial Business Combination or any other matter, will have the right to vote on such matter with all other outstanding Class A ordinary shares.

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of June 30, 2021, no such monthly fees have been incurred.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or approximately $6.1 million in the aggregate to be paid to upon the completion of a Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on August 17, 2021, the underwriter was paid an additional fee of approximately $107,000 upon closing of the Over-Allotment and incurred an additional amount of approximately $188,000 in deferred underwriting commissions.

NOTE 6. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, the Company had 5,031,250 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares (including any Founder Shares transferable pursuant to the terms of the additional forward purchase agreement) will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares, but not the Forward Purchase Warrants), excluding (1) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and (2) any private placement warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 7. WARRANTS

As of June 30, 2021, there were no warrants outstanding. In connection with the Initial Public Offering and subsequent over-allotment, the Company has 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) one year from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the Company’s Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) as well as the $11.50 (for whole shares) warrant exercise price after the redemption notice is issued.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the “fair market value” of the Class A ordinary shares;
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three trading days before the Company send the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share, the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The calculation of the Newly Issued Price with respect to the Forward Purchase Shares will not take into account any Class B ordinary shares transferred pursuant to the additional Forward Purchase Agreements.

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed interim financial statements were issued. Other than as described in these unaudited condensed interim financial statements in relation to Initial Public Offering, the Over-Allotment, the Private Placement, Second Private Placement, and related agreements entered into, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “TPB Acquisition Corp I,” “our,” “us” or “we” refer to TPB Acquisition Corporation I The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on February 8, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. We are in an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

All activity through June 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31st as its fiscal year end.

Our sponsor is TPB Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million and approximately $489,000 was for deferred underwriting commissions (see Note 6 to our condensed interim financial statements) and offering costs allocated to derivate warrant liabilities, respectively. On August 17, 2021, we consummated a partial exercise by the underwriters of their over-allotment option for 536,299 additional Units, generating gross proceeds of approximately $5.4 million (the “Over-Allotment”), and incurring offering costs of $295,000, of which $188,000 was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.0 million (see Note 4 to our financial statements). Concurrent with the consummation of the Over-Allotment on August 17, 2021, the Sponsor purchased 71,507 additional Private Placement Warrants, generating proceeds of $107,260 (the “Second Private Placement”).

Upon the closing of the Initial Public Offering, Over-Allotment, Private Placement and the Second Private Placement, $180.4 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, and only invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Results of Operations

Our entire activity from February 8, 2021 (inception) through June 30, 2021, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had a loss of approximately $12,000, which consisted solely of general and administrative expenses.

For the period from February 8, 2021 (inception) through June 30, 2021, we had a loss of approximately $65,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30 2021, we had approximately $47,000 in its operating bank account and working capital deficit of approximately $726,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the "Founder Shares"), and the loan from the Sponsor of approximately $300,000 under the Note, which was outstanding as of June 30, 2021. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit issued in the Initial Public Offering, or approximately $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreements

On August 10, 2021, we entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase up to an aggregate of 2,500,000 Units (the “Forward Purchase Units”), at a price of $10.00 per Unit, for an aggregate purchase price of up to $25,000,000. The purchase of the Forward Purchase Units is expected to take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Business Combination. The forward purchase warrants included in the Forward Purchase Units will be exercised on the same terms as the Public Warrants.

We also entered into additional forward purchase agreements on August 10, 2021, whereby additional forward purchasers agreed to purchase up to an aggregate of 8,750,000 Class A ordinary shares (the “Forward Purchase Shares”), at a price of $10.00 per share, for an aggregate purchase price of up to $87,500,000 in connection with the closing of the initial Business Combination. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number of Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Public Shares shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. Pursuant to the additional forward purchase agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Founder Shares), but not less than 10% (not to exceed 437,500 Founder Shares), of the Founder Shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. In addition, the Sponsor agreed that the remaining Founder Shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

The proceeds of any purchases under the forward purchase agreements will not be deposited in the Trust Account. The Forward Purchase Shares will not have any redemption rights in connection with the Business Combination or in connection with certain amendments to out amended and restated memorandum and articles of association and will not be entitled to liquidating distributions from the Trust Account if we fail to complete the Business Combination within the Combination Period. Forward purchase shares will be subject to certain registration rights, as long as such Forward Purchase Shares are held by the Sponsor, the additional forward purchasers or the forward transferees. The forward purchase shares, to the extent issued prior to the record date for a shareholder vote on the Business Combination or any other matter, will have the right to vote on such matter with all other outstanding Class A ordinary shares.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed interim financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Deferred Offering Costs Associated With Initial Public Offering

Deferred offering costs consists of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations.  Offering costs associated with the Class A ordinary shares issued are charged to their carrying value upon the completion of the Initial Public Offering.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4 to our condensed interim financial statements). As of June 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed Interim financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 12, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On August 13, 2021, we consummated our Initial Public Offering of 17,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $175.0 million.

On August 12, 2021, in connection with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 4,000,000 Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,000,000. Each whole Private Warrant is exercisable to purchase one ordinary share at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 13, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 536,299 Units, for gross proceeds of approximately $5.4 million. In connection with the underwriters’ exercise of their over-allotment option, we consummated the sale of an additional 71,507 Private Placement Warrants to our Sponsor at $1.50 per Private Placement Warrant, generating total proceeds of $107,260.

The sales of the above Private Placement Warrants by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

The Private Placement Warrants, which were purchased by the Sponsor, are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per ordinary share threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial Business Combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to and are governed by the Warrant Agreement.

Of the approximately $186.5 million of gross proceeds we received from the Initial Public Offering and the sale of the Private Warrants, $180.4 million, or $10.00 per ordinary share issued in the Initial Public Offering, was deposited into a trust account, which except for limited situations, will be available to us only upon the consummation of a Business Combination within the time period described in the Registration Statement. If a Business Combination is not so consummated, the trust account, less amounts the Company is permitted to withdraw from interest earned on the funds in the trust account as described in the Registration Statement, will be distributed solely to holders of Common Stock (subject to our obligations under Delaware law to provide for claims of creditors).

We paid a total of approximately $3.6 million of the gross proceeds from the Initial Public Offering and the sale of the Private Warrants in underwriting discounts and commissions. In addition, the underwriter agreed to defer approximately $6.3 million in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. The remainder of the gross proceeds has been used to pay additional Initial Public Offering expenses and will be used for working capital purposes. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus relating to the Initial Public Offering filed with the SEC.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language

*These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TPB ACQUISITION CORPORATION I
Date: September 24, 2021	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)