Form 10-Q
period 2021-09-30
TPB Acquisition Corp I
filed 2021-11-15
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $.0001 par value, and one-third of one redeemable warrant	TPBAU	Nasdaq Capital Market
Class A ordinary shares included as part of the units	TPBA	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share of an exercise price of $11.50	TPBAW	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 12, 2021, 18,036,299 Class A ordinary shares, par value $0.0001 per share, and 4,509,074 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

TPB ACQUISITION CORPORATION I

Form 10-Q

For the Quarter Ended September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Unaudited Condensed Interim Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the period from February 8, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Interim Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Interim Financial Statements

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2021

Assets
Current assets:
Cash	$895,046
Prepaid expenses	709,084
Total current assets	1,604,130
Investments held in Trust Account	180,363,729
Total Assets	$181,967,859

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$68,604
Accrued expenses	318,950
Total current liabilities	387,554
Deferred underwriting commissions in connection with the Initial Public Offering	6,312,705
Derivative warrant liabilities	15,421,114
Total Liabilities	22,121,373

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,036,299 shares subject to possible redemption at $10.00 per share	180,362,990

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,509,074 shares issued and outstanding	451
Additional paid-in capital	—
Accumulated deficit	(20,516,955)
Total shareholders' deficit	(20,516,504)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$181,967,859

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from February 8, 2021
	Three Months Ended	(inception) through September
	September 30, 2021	30, 2021
General and administrative expenses	$367,280	$431,855
General and administrative expenses - Related Party	16,774	16,774
Loss from operations	(384,054)	(448,629)

Other income (expenses):
Change in fair value of derivative warrant liabilites	496,075	496,075
Income from investments in Trust Account	739	739
Loss upon issuance of private placement warrants	(653,860)	(653,860)
Offering costs associated with derivative warrant liabilities	(577,447)	(577,447)
Total other expenses net	(734,493)	(734,493)

Net loss	$(1,118,547)	$(1,183,122)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	9,582,972	3,751,632
Basic and diluted net loss per share, Class A ordinary shares	$(0.08)	$(0.15)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	4,440,580	4,400,674
Basic and diluted net loss per share, Class B ordinary shares	$(0.08)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss (unaudited)	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	—	5,031,250	503	24,497	(52,229)	(27,229)
Net loss	—	—	—	—	—	(12,346)	(12,346)
Balance – June 30, 2021 (unaudited)	—	—	5,031,250	503	24,497	(64,575)	(39,575)
Forfeiture of Class B Shares	—	—	(522,176)	(52)	52	—	—
Accretion to Class A ordinary share redemption amount	—	—	—		(24,549)	(19,333,833)	(19,358,382)
Net loss	—	—	—	—	—	(1,118,547)	(1,118,547)
Balance – September 30, 2021	—	$—	4,509,074	$451	$—	$(20,516,955)	$(20,516,504)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,183,122)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	21,400
Income from investments in Trust Account	(739)
Change in fair value of derivative warrant liabilities	(496,075)
Loss upon issuance of private placement warrants	653,860
Offering costs associated with derivative warrant liabilities	577,447
Changes in operating assets and liabilities:
Prepaid expenses	(709,084)
Accounts payable	68,604
Accrued expenses	248,950
Net cash used in operating activities	(818,759)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(180,362,990)
Net cash used in investing activities	(180,362,990)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	180,362,990
Proceeds received from private placement	6,107,260
Offering costs paid	(4,393,454)
Net cash provided by financing activities	182,076,795

Net change in cash	895,046

Cash — beginning of the period	—
Cash — ending of the period	$895,046

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$3,600
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the Initial Public Offering	$6,312,705
Accretion of Class A ordinary shares to redemption value	$(19,358,382)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

All activity through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is TPB Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million and approximately $489,000 was for deferred underwriting commissions (see Note 5) and offering costs allocated to derivative warrant liabilities, respectively. On August 17, 2021, the Company consummated a partial exercise by the underwriters of their over-allotment option for 536,299 additional Units, generating gross proceeds of approximately $5.4 million (the “Over-Allotment”), and incurring offering costs of $295,000, of which $188,000 was for deferred underwriting commissions.

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

Upon the closing of the Initial Public Offering, Over-Allotment, Private Placement and the Second Private Placement, approximately $180.4 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, and only invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480).

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $895,000 in its operating bank account and working capital of approximately $1.2 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the note. The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed interim financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

The accompanying unaudited condensed interim financial statements should be read in conjunction with the audited annual financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 16, 2021, and August 12, 2021, respectively.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these unaudited condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including the exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $6.3 million in additional paid-in capital and an increase of approximately $18.8 million to accumulated deficit, as well as a reclassification of 2,506,059 shares of Class A ordinary shares from permanent equity to temporary equity.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000, and any investments held in Trust Account. As of September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Offering Costs Associated with Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 (as defined above). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed interim financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The Company does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,083,600 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	Three Months Ended September 30,2021		February 8, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net loss	$(764,357)	$(354,190)	$(544,464)	$(638,658)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,582,972	4,440,580	3,751,632	4,400,674

Basic and diluted net (loss) per ordinary share	$(0.08)	$(0.08)	$(0.15)	$(0.15)

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 13, 2021, the Company consummated its Initial Public Offering of 17,500,000 Units, at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million was for deferred underwriting commissions and approximately $489,000 of the offering costs were allocated to derivative warrant liabilities.

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, the Company incurred approximately $17,000 of such fees, presented as general and administrative fees – related party on the accompanying condensed interim statements of operations. At September 30, 2021, $17,000 is accrued and presented in the accrued expenses on the accompanying unaudited condensed balance sheet.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which occurs (i) in the case of the Founder Shares, and (ii) in the case of the Private Placement Warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of the Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. —CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 18,036,299 Class A ordinary shares outstanding, all of which were subject to possible redemption.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

The Class A ordinary shares reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds	$180,362,990
Less:
Proceeds allocated to Public Warrants	(9,156,069)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,202,313)
Plus:
Accretion of carrying value to redemption value	19,358,382
Class A common stock subject to possible redemption	$180,362,990

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, all 18,036,299 Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified outside of permanent equity as temporary equity. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, the Company had 4,509,074 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

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

NOTE 8. WARRANTS

As of September 30, 2021, in connection with the Initial Public Offering and subsequent over-allotment, the Company has 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants outstanding.

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$180,363,728	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$15,421,114

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public and Private Placement Warrants was initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. For the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, the Company recognized a charge of approximately $577,000 resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Public and Private Placement Warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

		As of August 17, 2021
	At initial issuance	(Over-Allotment Date)	As of September 30, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.49	$9.44	$9.44
Volatility	24.5%	24.5%	24.6%
Term (years)	6.51	6.49	6.37
Risk-free rate	1.01%	0.98%	1.21%
Dividend yield	0.0%	0.0%	0.0%

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, is summarized as follows:

Derivative warrant liabilities at February 8, 2021 (inception)	$—
Issuance of Public and Private Warrants	15,917,189
Change in fair value of derivative warrant liabilities	(496,075)
Derivative warrant liabilities at September 30, 2021 (unaudited)	$15,421,114

NOTE 10. SUBSEQUENT EVENTS

Commencing on October 1, 2021, holders of the Company’s Units may elect to separately trade the Class A ordinary shares, par value $0.0001 per share, and warrants included in the Units.

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed interim financial statements were issued. Other than disclosed here in, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “TPB Acquisition Corp I,” “our,” “us” or “we” refer to TPB Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and those described in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through September 30, 2021, relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. December 31st is our fiscal year end.

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

Results of Operations

Our entire activity from February 8, 2021 (inception) through August 13, 2021, was in preparation for an Initial Public Offering and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had a net loss of approximately $1.1 million which consisted of approximately $367,000 of general and administrative expenses, approximately $17,000 of general and administrative expenses related party, approximately $654,000 loss upon issuance of private placement warrants, approximately $577,000 of offering costs associated with derivative warrant liabilities, partially offset by approximately $700 income from investments held in the Trust Account, and approximately $496,000 from the change in fair value of derivative warrant liabilities.

For the period from February 8, 2021 (inception) through September 30, 2021, we had a net loss of approximately $1.2 million which consisted of approximately $432,000 of general and administrative expenses, approximately $17,000 of general and administrative expenses related party, approximately $654,000 of loss upon issuance of private placement warrants, approximately $577,000 of offering costs associated with derivative warrant liabilities, partially offset by approximately $700 of income from investments held in the Trust Account, and approximately $496,000 from the change in fair value of derivative warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021 we had approximately $895,000 in our operating bank account and working capital of approximately $1.2 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the "Founder Shares"), and the loan from the Sponsor of approximately $300,000 under the Note. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. In the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, we incurred approximately $17,000 of such fees, presented as general and administrative fees – related party on the accompanying unaudited condensed interim statements of operations. At September 30, 2021, $17,000 is accrued and presented in the accrued expenses on the accompanying unaudited condensed balance sheet.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed interim financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed interim financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

We do use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in our unaudited condensed Statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

We do not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,083,600 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Of the approximately $186.5 million of gross proceeds, we received from the Initial Public Offering and the sale of the Private Warrants, approximately $180.4 million, or $10.00 per ordinary share issued in the Initial Public Offering, was deposited into a trust account, which except for limited situations, will be available to us only upon the consummation of a Business Combination within the time period described in the Registration Statement. If a Business Combination is not so consummated, the trust account, less amounts the Company is permitted to withdraw from interest earned on the funds in the trust account as described in the Registration Statement, will be distributed solely to holders of Common Stock (subject to our obligations under Delaware law to provide for claims of creditors).

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language

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

TPB ACQUISITION CORPORATION I
Date: November 15, 2021	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)