Form 10-Q/A
period 2021-09-30
TPB Acquisition Corp I
filed 2022-03-30
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

TPB ACQUISITION CORPORATION I

Form 10-Q

For the Quarter Ended September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION		1
Item 1.	Unaudited Condensed Interim Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the period from February 8, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from February 8, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Interim Financial Statements (as restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION		28
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to TPB Acquisition Corporation I unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of TPB Acquisition Corporation I as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, TPB Acquisition Corporation I (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision of Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on August 13, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in a section within Note 2 in the Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items.

Therefore, on February 3, 2022, upon further consideration of the change, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued audited balance sheet as of August 13, 2021 (the “Post IPO Balance Sheet”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As a result, the Company has corrected the error by filing an amendment to its Current Report on Form 8-K, filed on March 30, 2022 and is filing this amendment to remove the reference to the revision in Note 2.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 – Controls and Procedures, contained herein.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Condensed Consolidated Financial Statements

Part I, Item 4 Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Quarterly Report on Form 10-Q of TPB Acquisition Corporation I  as of and for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021 (the “Original Filing”) is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from February 8, 2021
	Three Months Ended	(inception) through September
	September 30, 2021	30, 2021
General and administrative expenses	$367,280	$431,855
General and administrative expenses - Related Party	16,774	16,774
Loss from operations	(384,054)	(448,629)

Other income (expenses):
Change in fair value of derivative warrant liabilities	496,075	496,075
Income from investments in Trust Account	739	739
Loss upon issuance of private placement warrants	(653,860)	(653,860)
Offering costs associated with derivative warrant liabilities	(577,447)	(577,447)
Total other expenses net	(734,493)	(734,493)

Net loss	$(1,118,547)	$(1,183,122)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	9,582,972	3,751,632
Basic and diluted net loss per share, Class A ordinary shares	$(0.08)	$(0.15)
Weighted average number of shares outstanding of Class B ordinary shares, basic and diluted	4,440,580	4,400,674
Basic and diluted net loss per share, Class B ordinary shares	$(0.08)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss (unaudited)	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	—	5,031,250	503	24,497	(52,229)	(27,229)
Net loss	—	—	—	—	—	(12,346)	(12,346)
Balance – June 30, 2021 (unaudited)	—	—	5,031,250	503	24,497	(64,575)	(39,575)
Forfeiture of Class B Shares	—	—	(522,176)	(52)	52	—	—
Accretion to Class A ordinary share redemption amount	—	—	—		(24,549)	(19,333,833)	(19,358,382)
Net loss	—	—	—	—	—	(1,118,547)	(1,118,547)
Balance – September 30, 2021 (unaudited)	—	$—	4,509,074	$451	$—	$(20,516,955)	$(20,516,504)

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

Supplemental schedule of noncash investing and financing activities:
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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (as restated)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

NOTE 9. FAIR VALUE MEASUREMENTS

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

TPB ACQUISITION CORPORATION I

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) and those described in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the “Founder Shares”), and the loan from the Sponsor of approximately $300,000 under the Note. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 13, 2021, and its interim financial statements for the quarters ended September 30, 2020.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q/A for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language

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

TPB ACQUISITION CORPORATION I
Date: March 30, 2022	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)