Form 10-K
period 2021-12-31
TPB Acquisition Corp I
filed 2022-03-30
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40732

TPB ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Letterman Drive, Suite A3-1 San Francisco, CA	94128 (Zip Code)
(Address of Principal Executive Offices)

(415) 854-7074

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $.0001 par value, and one-third of a redeemable warrant	TPBAU	Nasdaq Capital Market
Class A ordinary shares included as part of the units	TPBA	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share of an exercise price of $11.50	TPBAW	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the Nasdaq Capital Markets separately from its Units on October 1, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was approximately $176,755,730.

As of March 28, 2022, there were 16,998,553 Class A ordinary shares, $0.0001 par value per share, and 4,509,074 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TPB ACQUISITION CORPORATION I

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	the ability of our directors and officers to generate a number of potential business combination opportunities;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses and the technology industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) “we,” “us,” “our” or the “Company” are to TPB Acquisition Corporation I, a blank check company incorporated as a Cayman Islands exempted company, (ii) “TPB” or “The Production Board” are to The Production Board, LLC, the parent company of our Sponsor (as defined below), (iii) our “initial shareholders” refer to our Sponsor and the other holders which held all of our Class B ordinary shares (our “founder shares”) prior to our initial public offering (the “Initial Public Offering” or “Initial Offering”), (iv) our “management” or our “management team” are to our officers and directors, (v)“ our “Sponsor” refers to TPB Acquisition Sponsor I, LLC, a wholly-owned subsidiary of The Production Board, TPB Acquisition Sponsor I, LLC.

Item 1. Business.

Overview

We are a newly-organized, blank check company, incorporated as a Cayman Islands exempted company, and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this annual report on Form 10-K as our initial business combination, with one or more businesses or entities, which we refer to throughout this annual report on Form 10-K as a target business. Our sponsor is a wholly-owned subsidiary of The Production Board (“TPB”), a holding company of businesses established to solve fundamental problems that affect our planet, by reimagining systems of production in agriculture, food, biomanufacturing, human health and life sciences. Through our sponsor, TPB provides us with unique expertise in identifying high-potential businesses, attracting key talent, and differentiated access to a deep network of investors and entrepreneurs worldwide. As described further below, we currently intend to consummate our initial business combination with an independent company in the sectors we operate, either as a standalone transaction or by combining with an independent company and TPB or one or more existing portfolio companies of TPB. We will not however complete an initial business combination with only TPB or a portfolio company of TPB.

We plan to pursue business combination opportunities with sustainability-focused companies across the food, agriculture, biomanufacturing, and life sciences sectors. We initially intend to focus our search on target businesses that are radically transformative within their industry, applying differentiated technology to reimagine outdated systems of production while offering compelling value to customers and shareholders, though we reserve the right to pursue an opportunity in any industry or sector.

We currently intend to capitalize on the ability of our management team to identify, acquire and operate a business across several related disciplines within our target industries, as well as on the reputation, significant experience and relationships of our management team to complete an initial business combination. The executives that comprise our management team are recognized leaders in building, operating, and investing in science-led businesses that seek to solve fundamental problems affecting our planet. They have a track record generating significant value creation at prominent companies across the hardware, software, food, agriculture, biomanufacturing, and life sciences sectors. In addition, our management team, through long-standing industry relationships, has global access to the operating, venture capital and financial sponsor communities, providing a key avenue to a pipeline of potential target acquisition opportunities.

Our Sponsor

Our sponsor is a wholly-owned subsidiary of The Production Board and benefits from the operational expertise of TPB. Founded by David Friedberg, TPB is a holding company of businesses established to solve the most fundamental problems that affect our planet, by reimagining systems of production in agriculture, food, biomanufacturing, human health and life sciences. TPB operates as a permanent capital holding company, which affords it the flexibility to deploy capital in science-led businesses that TPB believes can have outsized returns with a long time horizon.

TPB takes a system-level, science-led approach to solving fundamental problems that affect the planet and its inhabitants. TPB does this by building disruptive and innovative businesses from the ground up, starting with significant research into breakthrough science and engineering. By combining these technical insights with an understanding of the global market dynamics surrounding food, agriculture, biomanufacturing and life sciences, TPB is able to define business theses that strive to deliver customers more for less, reduce the environmental footprint of the production systems utilized, and create significant value for shareholders. TPB also actively invests in existing businesses that map to these defined theses.

The Production Board’s Capabilities

Our sponsor is wholly-owned and operated by The Production Board. In addition, several members of our management and our sponsor’s management, including David Friedberg (our Chief Executive Officer and Executive Chairman, and Chief Executive Officer of our sponsor), are on the management team of The Production Board, such that we expect to benefit from the proven track-record of business creation and unique capabilities of TPB. While TPB is not obligated to provide us any services or support with respect to sourcing, evaluating and consummating an initial business combination with potential targets, it has financial incentives to do so as the beneficial owner of our founder shares. We benefit from the following capabilities of TPB:

1.

Sourcing and Scientific Collaboration: TPB conducts deep scientific and technical research with scientists, academics and engineers, working across physics, biology, biochemistry, genomics, medicine, hardware and software engineering, with a goal of identifying emerging discoveries relevant to the markets we operate in, including food, agriculture, biomanufacturing, and life sciences.

2.

Unique Theses: TPB aims to define problem-solution theses that it believes could positively impact these markets and enable substantial business value creation. TPB has significant experience developing and testing product and technology prototypes; defining feasibility metrics, timelines, and financial models, and conducting deep market mapping of existing businesses that might map to its theses.

3.

Markets and Networks: TPB develops and maintains deep relationships with companies, executives, analysts, and investors across the markets in which it operates. These relationships help our sponsor identify technical, economic, and marketplace transitions that create opportunities for systemic evolution. These relationships also help our sponsor identify specific businesses that fit an existing thesis and may provide direct access to the management teams and Boards of those businesses.

4.

Executive Leadership and Teambuilding: TPB organizes multi-disciplinary mission-aligned leadership teams to build new businesses and provides active leadership team recruiting and development for existing businesses. TPB has developed a network of experienced executives that may enhance leadership teams and offers in-house executive recruiting and leadership development to its companies.

5.

Growth and Commercial Support: TPB is an active strategic partner to the businesses it invests in, providing strategic guidance, commercial partnership development, recruiting, and operating support. TPB’s network of business and financial relationships enhance commercial access, accelerate growth, and support scale.

Though we benefit from TPB’s capabilities, none of TPB’s businesses are a direct source of returns for our shareholders (other than to the extent such TPB business is a part of the initial business combination), including investors in our initial offering. TPB is not obligated to provide us any services or support with respect to sourcing, evaluating and consummating an initial business combination with potential targets. TPB does not receive any compensation or economic benefit from contributing its capabilities to us except the extent (1) we consummate our initial business combination with an independent company and TPB or one or more existing portfolio companies of TPB and TPB benefits from such business combination and (2) TPB benefits from its indirect beneficial ownership of our founder shares, which is derived from its ownership and control of our sponsor.

Our Management Team

Our management team consists of highly-experienced industry executives with proven track records.

David Friedberg, Chief Executive Officer and Chairman of the Board

David Friedberg is an experienced and successful entrepreneur and investor, with a deep business and scientific background. Prior to founding The Production Board, Mr. Friedberg was the founder and Chief Executive Officer of The Climate Corporation, a digital agriculture company that was acquired by Monsanto in 2013 for approximately $1.1 billion. He is also the founder and Chairman of Metromile, a leading digital insurance platform and per-mile auto insurance company that recently merged with INSU Acquisition Corp. II, a fintech-targeted SPAC, and now trades on the Nasdaq with the ticker MILE. Mr. Friedberg is a founder and/or board member at multiple TPB businesses, including Brightloom, Northern Quinoa Production Company, Soylent, Clara Foods, Pattern Ag, TripleBar Bio, Uplifting Results Labs, Cana Technology, Ohalo Genetics, and Tillable. Prior to founding The Climate Corporation, Mr. Friedberg held roles in Corporate Development and Business Product Management at Google. Mr. Friedberg graduated from the University of California, Berkeley with a degree in Astrophysics.

William Hauser, Chief Financial Officer

William Hauser is a serial founder and finance executive, with a breadth of experience leading finance and strategy for technology, food and agriculture businesses from inception to maturity. He is currently the VP of Finance at The Production Board, and in addition serves as a member of the board of directors of Northern Quinoa Production Company, a leading North American quinoa producer, where he previously served as Chief Financial Officer. Prior to The Production Board, Mr. Hauser co-founded Darwin Homes, a venture-backed real estate technology platform, served as Director of Finance and Analytics at DoorDash, co-founded Two Degrees, a mission-oriented CPG brand, and was an Analyst at Goldman Sachs. He holds a bachelor’s degree in Economics from Harvard University.

Bharat Vasan

Bharat Vasan is an experienced executive and board member with over 15 years of leadership experience in the consumer technology sector, particularly in taking new technologies to market where hardware, software and services intersect. Mr. Vasan has a track record of leading and scaling businesses in multiple industries, across different stages of their lifecycle, including raising capital, and mergers and acquisitions. He currently sits on the boards of Uplifiting Results Labs and Cana Technology, and is TPB’s President and Chief Operating Officer. Prior to joining The Production Board, Mr. Vasan was the Chief Executive Officer of PAX Labs and, prior to that, led multiple businesses to successful exits, including as the President and Chief Operating Officer at August Home (acquired by Assa Abloy), and as the co-founder and Chief Operating Officer of BASIS Science (acquired by Intel, Inc.). Mr. Vasan also played various roles in corporate development and executive leadership at Electronic Arts. He received his undergraduate degree from Middlebury College and his graduate degree from Columbia University.

Kerry Whorton Cooper

Kerry Whorton Cooper brings extensive experience in building sustainability-driven consumer brands and reshaping the global operations, supply chain and manufacturing of major global consumer products and energy companies as an executive, advisor and board member. She is currently an Entrepreneur-in-Residence at Harvard Business School and a member of the boards of directors of Pacific Gas and Electric Company, Fernish, and Treau. She previously served on the board of directors of BevMo and Weddington Way. Prior to that, Ms. Whorton Cooper served as President and Chief Operations Officer of Rothy’s, a fashion brand built on sustainable manufacturing processes and recycled materials and Chief Executive Officer of Choose Energy, a venture-backed online marketplace for consumer energy. In prior roles, she served as Chief Operations Officer and Chief Marketing Officer of ModCloth and Vice President of Global eCommerce, Chief Marketing Officer and Vice President of Marketing and Strategy of Walmart.com. Ms. Whorton Cooper holds a bachelor’s degree in Mechanical Engineering from The University of Texas at Austin, and an MBA from Harvard Business School.

Dr. Neil Renninger

Dr. Neil Renninger is an experienced entrepreneur, investor and board member who brings deep technical knowledge in synthetic biology, biomanufacturing, and alternative food and nutrition. He most recently co-founded and served as co-Chief Executive Officer of Ripple Foods, a food tech company using alternative proteins in the production of alternative dairy products, and he continues to serve as a member of the board of directors. In addition, Dr. Renninger is currently a board observer at GreenLight Biosciences, a platform biology company with proprietary technology for the production of mRNA for the pharmaceutical and agricultural industries, where he previously served as a member of the board of directors. Prior to Ripple Foods, Dr. Renninger was an Entrepreneur-in-Residence at Khosla Ventures, a leading venture capital firm in biotech and life sciences, and was a co-founder and Chief Technology Officer of Amyris, a pioneering synthetic biology company utilizing microbes to produce pharmaceuticals, specialty chemicals, and fuels, which he helped grow through a successful IPO. Dr. Renninger holds a bachelor’s degree in Chemical Engineering and master’s degree in Civil and Environmental Engineering from Massachusetts Institute of Technology, and a PhD in Chemical Engineering from the University of California, Berkeley.

April Underwood

April Underwood brings broad operating experience in technology product development, engineering, innovation and consumer engagement, and extensive experience as an investor and advisor in sustainability, food and biotech companies. She is currently the founder and Chief Executive Officer of Local Laboratory Corp, a venture-backed online marketplace for local businesses under the brand Nearby, and serves on the board of directors of Zillow Group. Ms. Underwood is also a founding member of #ANGELS, a women-owned and operated investment group, as well as a Venture Partner at Obvious Ventures. She was formerly the Chief Product Officer of Slack Technologies, and, prior to that, held various product and engineering roles at The Climate Corporation (formerly known as WeatherBill), Google, Travelocity, and Intel. Ms. Underwood holds a bachelor’s degree in Management Information Systems and Business Honors from The University of Texas at Austin, and an MBA from The University of California at Berkeley (Haas).

Our Forward Purchase Agreements

We believe our ability to complete our initial business combination is enhanced by our forward purchase agreements. The forward purchases provide us with appropriate funding for our initial business combination.

Prior to our initial offering, we entered into the sponsor forward purchase agreement, pursuant to which our sponsor agreed to purchase up to an aggregate of 2,500,000 forward purchase units, at a price of $10.00 per unit, for an aggregate purchase price of up to $25,000,000. The purchase of the forward purchase units is expected to take place concurrently with the closing of our initial business combination. Our sponsor’s obligation to purchase the forward purchase units may be transferred, in whole or in part, to forward transferees who are investors in, or affiliates of, our sponsor, provided that upon such transfer the forward transferees assume the rights and obligations of our sponsor.

We also have entered into additional forward purchase agreements whereby the additional forward purchasers have agreed to purchase approximately 8,750,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of our initial business combination. Forward purchase shares will be allocated among the additional forward purchasers pro rata based on such investors’ participation in our initial offering relative to all of the anchor investors. For example, if an anchor investor purchased 10% of the aggregate number of Class A ordinary shares purchased by all anchor investor in our initial offering, such investor would be entitled to purchase up to 875,000 forward purchase shares, which represents approximately 10% of the total number of forward purchase shares available for purchase. Pursuant to the terms of the additional forward purchase agreements, we will provide to the additional forward purchasers notice of our intent to enter into a definitive agreement with respect to an initial business combination (however, such additional forward purchasers will not be entitled to partake in negotiations with any prospective target), and thereafter the additional forward purchasers will have 10 business days to provide their respective funding commitments, including the ability to oversubscribe for any unallocated additional forward purchase shares. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional forward purchase shares by (i) committing to purchase some or all of the additional forward purchase shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number public shares held by it (on a share-for-share basis such that the agreement not to redeem one Class A ordinary share shall be deemed to satisfy a commitment to purchase one additional forward purchase share), or (iii) a combination of the foregoing. The additional forward purchasers’ obligation to purchase the additional forward purchase shares may be transferred, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the additional forward purchaser. Any purchases of the additional forward purchase shares are expected to take place concurrently with the closing of our initial business combination. Pursuant to the additional forward purchase agreements, our sponsor has agreed to transfer up to 50% (not to exceed 2,187,500 Class B ordinary shares), but not less than 10% (not to exceed 437,500 Class B ordinary shares), of the Class B ordinary shares outstanding as of the closing of our initial offering to fully subscribing additional forward purchasers. The number of Class B ordinary shares to be transferred to such additional forward purchasers will be equal to the greater of (i) 10% of the Class B ordinary shares outstanding as of the closing of our initial offering (not to exceed 437,500 Class B ordinary shares) and (b) 50% of the Class B ordinary shares outstanding as of the closing of our initial offering (not to exceed 2,187,500 Class B ordinary shares) multiplied by the percentage of public shares redeemed in connection with our initial business combination. In addition, our sponsor has agreed that the remaining Class B ordinary shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of our Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of our initial business combination and ending on the third anniversary thereof. Our sponsor will forfeit any remaining founder shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

Assuming that each anchor investor fully subscribes for its allocation of forward purchase shares pursuant to the additional forward purchase agreements, the anchor investors would own, in the aggregate, up to 10,937,500 Class A ordinary shares following the closing of the business combination, which includes up to 2,187,500 Class A ordinary shares issued upon conversion of the Class B ordinary shares transferred to them pursuant to the terms of the additional forward purchase agreements, but does not include any Class A ordinary shares purchased by the anchor investors in our initial offering or in the open market.

In addition, if our sponsor fully subscribes for 2,500,000 forward purchase units pursuant to the sponsor forward purchase agreement, it would own 4,687,500 Class A ordinary shares (or 5,343,750 Class A ordinary shares if the underwrites’ over-allotment option is exercised in full) upon conversion of the 2,187,500 Class B ordinary shares (or 2,843,750 Class B ordinary shares if the over-allotment option is exercised in full) that it holds after the transfer of 2,187,500 Class B ordinary shares, in the aggregate, to the anchor investors. The potential combined holding of our sponsor and the anchor investors is substantial and could result in our public shareholders owning a smaller percentage of the combined company resulting from our initial business combination than public shareholders of other special purpose acquisition companies after their initial business combinations. To the extent our sponsor subscribes for forward purchase units and does not transfer an equal or greater number of Class B ordinary shares to the anchor investors pursuant to the additional forward purchase agreements, it could own significantly greater than 20% of our outstanding ordinary shares at the time of our initial business combination.

The proceeds of all purchases made pursuant to the forward purchase agreements will not be deposited into our operating account.

The terms of the forward purchase units, forward purchase shares and forward purchase warrants are expected to generally be identical to the terms of the units, the Class A ordinary shares and public warrants, respectively, being issued in our initial offering, except that the forward purchase units and additional forward purchase shares will have no redemption rights and will have no right to liquidating distributions from our trust account. In addition, as long as the forward purchase shares and forward purchase warrants are held by our sponsor, the additional forward purchasers or the forward transferees, they will be subject to certain registration rights. The sponsor will, and we understand that the additional forward purchasers will, acquire the forward purchase units and the additional forward purchase shares, as applicable, with the investment intent to hold such forward purchase securities.

If our sponsor and the additional forward purchasers do not exercise their rights to purchase forward purchase units and additional forward purchase shares, as applicable, it may be significantly more difficult to secure capital to complete our initial business combination on favorable terms or at all.

Market Opportunity

We plan to pursue business combination opportunities with sustainability-focused companies that operate across the food, agriculture, biomanufacturing, and life sciences sectors. We expect to leverage TPB’s technical insights, operational experience, and broad business network to identify and close a business combination that creates shareholder value.

We believe that few of our current systems of production drive meaningful efficiency gains or use the best possible technology available. Inefficient industrialization has had significantly deleterious effects on our planet.

●	Climate Change: The cumulative impact of fossil-fuel based technologies has led to an increasingly dramatic impact on the environment. The annual natural disaster rate is up 3.5 times since 1900 and the last five years were the hottest ever recorded.
●	Food Security and Loss of Arable Land: The amount of land available for agriculture is declining rapidly, straining our ability to feed a growing global population. Each year, 24 billion tons of fertile soil are being lost, largely due to unsustainable agriculture practices.
●	Declining Ecosystem: Industrialization and climate change has had a devastating effect on biodiversity. The extinction rate of species has increased by 2.5 times since 1900, causing approximately $577 billion of global crops at risk from pollinator loss.
●	Human Health: A focus on maximizing the quantity and profit extraction of food production has led to a drastic decline in the nutritional quality of food today. Cheap calories have led to approximately 40% of the American adult population being overweight, while lack of nutrient availability has left 11% of the global population undernourished.

We believe today that it is possible to transform our systems of production using chemical, biological, biochemical, hardware, and software-based tools available to us. Transforming these systems could enable significant improvements in the efficiency, cost, and environmental footprint of human consumption. There are several sectors where we have theses around how new technology tools present significant sustainability-focused business opportunities. These include, but are not limited to:

●	Food and Agriculture
●	Transitioning from traditional crop species to alternative crops with new genetics that increase yields and nutritional density, while reducing inputs.
●	Biological alternatives to traditional crop inputs such as fertilizers, insecticides, herbicides and fungicides that increase yields, reduce costs, while reducing the environmental footprint of agriculture production.
●	Efficient software-driven, decision-making support tools for crop producers that increase yields and reduce costs and the environmental footprint of agriculture production.

●	Biomanufacturing
●	Transitioning from current production systems for proteins and materials, which are costly, timely and resource intensive, to ones that are distributed and based on biomanufacturing through fermentation.
●	Producing animal proteins without animals using fermentation systems, which would reduce fertilizer, land use, time, cost and the environmental footprint of animal protein production.
●	Life Sciences
●	Human microbiome alternation and engineering as a means of delivering nutritional and health outcomes.
●	Novel engineered proteins that deliver novel health outcomes.
●	Novel tools to enhance protein and microorganism design, engineering, and production with application ranging from human health to food to industrial applications.

Acquisition Strategy

Our objective is to acquire a target that has the potential to meaningfully accelerate the adoption of scalable solutions for some of the biggest problems that humankind faces. We may do this by acquiring a stand-alone company that has the attributes we value and that, when combined with capital, can accelerate its path to success. We may also choose to combine with a target business as well as TPB or one or more TPB portfolio companies that can meaningfully accelerate the adoption of its solutions or scale of its business. See “Our Initial Business Combination Process and Possible Combination with TPB or a Portfolio Company of TPB” below.

We believe many businesses across the food, agriculture, biomanufacturing and life sciences sectors could benefit from access to the public markets, but have thus far been unable to access these markets due to a number of factors, including standalone lack of scale, value creation using technology, and perceived commercialization risk. We expect to utilize our management team’s experience in operating and leading successful companies and significant relationships in these sectors to achieve our objective. Our selection process will leverage our management team’s deep and trusted networks across the food, agriculture, biomanufacturing, and life sciences sectors, which we believe will provide us with access to attractive business combination opportunities in these sectors.

Acquisition Criteria

We intend to identify companies that have compelling growth potential and a combination of the characteristics listed below. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria.

We have identified the following general criteria and guidelines that we believe are critical to evaluating prospective companies within our targeted sectors:

●	Where we can materially impact the value of the company in partnership with management: We will seek to acquire a business where we expect TPB’s capabilities can be leveraged to improve the operations, financial performance and market position of the target.
●	Have a defensible market position: We will seek to acquire a business that has a defensible position within a target market because of its differentiated technology, economies of scale, brand strength, distribution capabilities, vertical integration or other competitive advantages.
●	Close to our networks of operators, investors and advisors: We will aim to leverage TPB’s networks and differentiated access to our target sectors to source our business combination.
●	Have an attractive financial profile: We will seek to acquire a business that has attractive product margins and a strong cash flow profile.

●	Have opportunities for growth: We will seek to acquire a business that has opportunities to grow through the application of technology or scaling-up, with limited market risk. We will focus on companies that have the potential to grow organically or through add-on acquisitions, and where future capital raises may not be necessary.
●	Would benefit from access to the public markets: We will seek to acquire a business that would benefit from better access to capital, an expansion of its investor base, or other benefits of becoming a public company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this annual report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Initial Business Combination Process and Possible Combination with TPB or a Portfolio Company of TPB

Concurrently with our initial business combination, we may combine with TPB or one or more portfolio companies of TPB. The resulting combined company would inherit our Nasdaq listing and its ordinary shares and warrants would be publicly traded. We believe the combination of our entity with an independent target of our choosing across the food, agriculture, biomanufacturing and life sciences sectors, and potentially TPB or a portfolio company of TPB, will allow the resulting combined company to leverage TPB’s existing experienced management team and geographic footprint and offer significant synergy and long-term value creation opportunities for our investors and serve as a platform for further growth.

Even though we currently intend to consummate our initial business combination with an independent company in the sectors TPB operates, either as a standalone transaction or by combining with an independent company and TPB or one or more existing portfolio companies of TPB, we cannot provide any assurance that such a merger with TPB or a portfolio company of TPB will occur at all, or, if it does, we cannot provide any assurance as to the terms thereof. In addition, we will likely not consummate a merger with TPB or a portfolio company of TPB if the target business with respect to our initial business combination is not within the intersection of food, agriculture, biomanufacturing and life sciences, or adjacent industries. If we pursue a combination with TPB, or a portfolio company of TPB, concurrently with our initial business combination, a committee of our disinterested directors will negotiate the terms and conditions of such merger (including the valuation of the portfolio company of TPB) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions that the proposed merger with the portfolio company is fair to our company and our shareholders from a financial point of view. Our public shareholders will have the same voting and redemption rights with respect to any merger with TPB or a portfolio company of TPB as are applicable to our initial business combination and described elsewhere in this annual report on Form 10-K .

In evaluating a prospective target business for our initial business combination, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with TPB, our sponsor, officers or directors, or any of their respective affiliates. Similar to our approach with respect to a potential merger with TPB or a portfolio company of TPB, in the event we seek to complete our initial business combination with a business that is affiliated with TPB, our sponsor, officers or directors, or any of their affiliates, we, or a committee of disinterested directors, will obtain an opinion from an independent investment banking firm which is a member or FINRA or another independent entity that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team will directly or indirectly own founder shares and/or private placement warrants following our initial offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and may determine to only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation will provide that, prior to the consummation of our initial business combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our shareholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors’ post-business combination.

Further, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target business and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be taken into account for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations, or with TPB, or a portfolio company of TPB, alone. If we combine with TPB, or a portfolio company of TPB, concurrently with our initial business combination, we will not include the fair market value of TPB for purposes of satisfying the 80% of net assets test.

We will filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are a newly organized blank check company incorporated as a Cayman Islands corporation on February 8, 2021. Our executive offices are located at 1 Letterman Drive, Suite A3-1, San Francisco, CA 94129 and our telephone number is (415) 854-7074. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report on Form 10-K. You should not rely on any such information in making your decision whether to invest in our securities.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second fiscal quarter.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination, including pursuant to the sponsor forward purchase agreement. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and to vote at a general meeting of the company. As a result, in addition to our initial shareholders’ founder shares, we would need 6,562,501, or 37.5% (assuming all issued and outstanding shares are voted, the over-allotment option was not exercised and no forward purchase shares have been issued), or 1,093,751, or 6.25% (assuming only the minimum number of shares representing a quorum are voted, the over-allotment option was not exercised and no forward purchase shares have been issued), of the 17,500,000 public shares sold in our initial offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted and the over-allotment option was not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

We expect our sponsor and the additional forward purchasers to purchase up to $112,500,000 of additional forward purchase securities prior to or simultaneously with our initial business combination pursuant to the sponsor forward purchase agreement and the additional forward purchase agreements, but they have no obligation to make such purchase. Our ability to raise additional capital or consummate our initial business combination may be adversely impacted if our sponsor and the additional forward purchasers decline to exercise this right.

We expect that our sponsor and the additional forward purchasers will purchase up to $112,500,000 of additional forward purchase securities prior to or simultaneously with our initial business combination. In addition, if our board of directors determines that additional capital is needed in order to consummate our initial business combination or for other reasons, and our sponsor does not purchase in full the up to $25,000,000 of forward purchase securities and/or the additional forward purchasers do not purchase in full the up to $87,500,000 of additional forward purchase shares, we may not have the capital to satisfy certain conditions to our initial business combination or we may be required to raise capital on unfavorable terms in order to consummate our initial business combination. If our sponsor and the additional forward purchasers elect to purchase the entire additional amount, they would receive an aggregate of 11,250,000 forward purchase shares and 833,333 forward purchase warrants exercisable for an aggregate of 833,333 Class A ordinary shares. Depending on the terms of our initial business combination and the value of our securities at such time, this may significantly reduce and/or dilute the economic interest of our public shareholders in the post-combination entity.

We expect our sponsor and the additional forward purchasers to purchase forward purchase securities prior to our initial business combination, which could provide our sponsor and the additional forward purchasers with substantial influence over or control of the outcome of any matter submitted to a vote of our shareholders and could result in our public shareholders owning a smaller percentage of the combined company resulting from our initial business combination that public shareholders of other special purpose acquisition companies after their initial business combination.

If our sponsor and the additional forward purchasers purchase any forward purchase securities prior to our initial business combination, they will have the ability to vote their forward purchase shares on any matter submitted to our shareholders for approval. If our sponsor and each additional forward purchaser were to vote as recommended by us on a matter submitted to our shareholders for their approval (although it is under no obligation under the forward purchase agreement to do so), this would substantially increase the likelihood that any such matter would receive the requisite shareholder approval. For example, if our sponsor acquired all 2,500,000 forward purchase shares issuable pursuant to the sponsor forward purchase agreement prior to the record date for a shareholder vote on our initial business combination and were to vote in favor of such transaction, in addition to the voting power of such forward purchase shares and the 4,375,000 Class B ordinary shares held by our sponsor, we would need only 5,312,501, or approximately 32%, of the 18,036,299 Class A ordinary shares outstanding as of December 31, 2021 to be voted in favor of a transaction for it to be approved, assuming (i) our sponsor, officers and directors do not acquire any other Class A ordinary shares and (iii) all outstanding shares are voted.

The sponsor forward purchase agreement and additional forward purchase agreements could result in the issuance of a significant number of our securities in connection with our business combination. For example, assuming that each anchor investor fully subscribes for its allocation of forward purchase shares pursuant to the additional forward purchase agreements, the anchor investors would own, in the aggregate, 11,250,000 Class A ordinary shares following the closing of the business combination, which includes 2,500,000 Class A ordinary shares issued upon conversion of the Class B ordinary shares transferred to them pursuant to the terms of the additional forward purchase agreements, but does not include any Class A ordinary shares purchased by the anchor investors in our initial offering or in the open market.

In addition, if our sponsor fully subscribes for 2,500,000 forward purchase units pursuant to the sponsor forward purchase agreement, it would own 4,687,500 Class A ordinary shares (or 5,343,750 Class A ordinary shares if the underwrites’ over-allotment option was exercised in full) upon conversion of the 2,187,500 Class B ordinary shares (or 2,843,750 Class B ordinary shares if the over-allotment option was exercised in full) that it holds after the transfer of 2,187,500 Class B ordinary shares, in the aggregate, to the anchor investors. The potential combined holding of our sponsor and the anchor investors is substantial and could results in our public shareholders owning a smaller percentage of the combined company resulting from our initial business combination than public shareholders of other special purpose acquisition companies after their inital business combinations. To the extent our sponsor subscribes for forward purchase units and does not transfer an equal or greater number of Class B ordinary shares to the anchor investors pursuant to the additional forward purchase agreements, it could own significantly greater than 20% of our outstanding ordinary shares at the time of our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States and Europe. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, where otherwise permissible under applicable laws, rules and regulations, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial offering and the sale of the private placement warrants, only approximately $1,500,000 is available to us initially outside the trust account to fund our working capital requirements. We believe that, upon the closing of our initial offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,500,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The repayment of such loans could reduce the value of the post-business combination entity to our shareholders and other investors in the post-business combination company. In addition, to the extent we issue warrants to repay such loans, it could have the impact of diluting our shareholders and other investors in the post-business combination company. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to this annual report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, and our strategy will be to identify, acquire and build a company in the technology sector, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, and our strategy will be to identify, acquire and build a company in the technology sector, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. Upon our initial offering, there were 480,000,000 and 45,000,000 of authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, were available for issuance not accounting for: (i) shares reserved for issuance upon exercise of outstanding warrants or the forward purchase warrants, (ii) the issuance of the forward purchase shares, or (iii) shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preferential shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares (including those founder shares transferred pursuant to the additional forward purchase agreements) will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial offering, plus (ii) (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares, but not the forward purchase warrants), excluding (1) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and (2) any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans, minus (b) the number of public shares redeemed by public shareholders in connection with our initial business combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. In addition, our sponsor may purchase up to an additional 2,500,000 forward purchase units pursuant to the sponsor forward purchase agreement and, accordingly, its ownership interest could be significantly further increased to the extent of any such purchase.

We may not be able to integrate our operations effectively and efficiently.

Concurrently with our initial business combination, we currently intend to combine with The Production Board. The resulting combined company will require the integration of two management teams and operations, a process that we expect to be complex and time-consuming. If we do not successfully integrate The Production Board’s management and operations with those of our business combination target, or if there is any significant delay in achieving this integration, we may not fully achieve the expected benefits of our initial business combination. As a result, our business could be materially adversely affected.

The information included in this annual report on Form 10-K with respect to The Production Board a is very limited and is subject to change and, accordingly, your evaluation of The Production Board and ability make an investment decision may be limited.

Although we can provide no assurances, we currently intend to combine with The Production Board, or a portfolio company of The Production Board, concurrent with the closing of our initial business combination. The information with respect to The Production Board is very limited and subject to change and does not include all of the disclosures that would be required if The Production Board were pursuing an initial public offering of its ordinary shares or in a proxy statement relating to a potential merger with The Production Board. If, as part of our initial business combination, we pursue a combination with The Production Board, or a portfolio company of The Production Board, the proxy statement relating to our initial business combination and proposed merger with The Production Board, or a portfolio company of The Production Board, will include all required and SEC-compliant disclosures with respect to The Production Board. As a result, investors should not place undue reliance on The Production Board disclosures included herein and refer instead to the proxy statement we subsequently file in connection with our initial business combination, assuming, as is currently planned, that we decide to pursue a combination with The Production Board in connection with our initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our initial offering, the sale of the private placement warrants and the sale of the forward purchase securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial offering and the sale of the private placement warrants provided us with to $174,050,285 (after taking into account the $6,312,705 of deferred underwriting commissions being held in the trust account and the estimated expenses of our initial offering) and the sale of the forward purchase securities will provide us with up to $112,500,000 that we may use to complete our initial business combination. We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least a majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial offering will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement have discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial offering, the sale of the private placement warrants and the sale of the forward purchase securities will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Global economic, political and market conditions may adversely affect our business and our ability an attractive target business with which to consummate our initial business combination.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect global economic, political and market conditions and our ability to attract target businesses with which to consummate our initial business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, and could cause the market value of our securities to decline. These market and economic disruptions could also negatively impact our ability to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Risks Relating to Our Securities

If we have not consummated an initial business combination within 24 months from the closing of our initial offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual general meetings or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per whole warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into on or prior to the closing of our initial offering, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. Pursuant to the forward purchase agreements, we have agreed that we will use our commercially reasonable efforts to file within 30 calendar days after the closing of our initial business combination a registration statement with the SEC for a secondary offering of the forward purchase shares, the forward purchase warrants and the Class A ordinary shares underlying the forward purchase warrants owned by our sponsor, the additional forward purchasers and the forward transferees, as applicable, and use our commercially reasonable efforts to cause such registration statement to be declared effective as soon as practicable after such closing. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have been approved to list our units on Nasdaq, under the symbol “TPBAU.” Although we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq initial listing requirements, which are more rigorous than Nasdaq continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the completion of our initial offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors. If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial offering without our prior consent, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may amend the terms of the public warrants, the private placement warrants and the forward purchase warrants in a manner that may be adverse to holders of public warrants, the holders of the private placement warrants and the forward purchase warrants, respectively, with the approval by the holders of at least a majority of the then-outstanding public warrants and the holders of at least a majority of the then-outstanding private placement warrants, respectively. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this annual report on Form 10-K, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a majority of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or the forward purchase warrants or any provision of the warrant agreement with respect to the private placement warrants or the forward purchase warrants, a majority of the number of the then outstanding private placement warrants and forward purchase warrants, voting together as a single class. Although our ability to amend the terms of the public warrants and private placement warrants or the forward purchase warrants, respectively, with the consent of at least a majority of the then-outstanding public warrants, and at least a majority of the then-outstanding private placement warrants and forward purchase warrants, voting together as a single class, is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement will provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

Although we believe this provision benefits us by providing increased consistency in the application of New York law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per whole warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,012,099 of our Class A ordinary shares as part of the units offered by our initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 4,071,507 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, pursuant to the forward purchase agreements, we may issue up to 11,250,000 forward purchase shares and up to 833,333 forward purchase warrants. Our initial shareholders currently own an aggregate of 5,031,250 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

The forward purchase warrants are identical to the warrants sold as part of the units in our initial offering except that, so long as they are held by our sponsor or the forward transferees, such forward purchase warrants (including the Class A ordinary shares issuable upon exercise thereof) will be entitled to registration rights.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities (excluding the forward purchase securities) for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share (the calculation of the Newly Issued Price with respect to the additional forward purchase shares will not take into account any Class B ordinary shares transferred pursuant to the additional forward purchase agreements), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 and $10.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% and 100% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of our initial offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt-to-equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our initial offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Campbells, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Since only holders of our founder shares will have the right to vote on the appointment of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our initial offering, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into on or prior to the closing of our initial offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management—Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our Founders, sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers and Directors,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Founders, sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage our underwriters or one of their respective affiliates to provide additional services to us after our initial offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriters or one of their respective affiliates to provide additional services to us after our initial offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriter or its respective affiliates and no fees or other compensation for such services will be paid to the underwriter or its respective affiliates prior to the date that is 60 days from the date of this annual report on Form 10-K, unless the Financial Industry Regulatory Authority (“FINRA”) determines that such payment would not be deemed underwriter’s compensation in connection with our initial offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since our sponsor, the additional forward purchasers, and our executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our initial offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In connection with our initial offering, we entered into the sponsor forward purchase agreement with our sponsor and additional forward purchase agreements with the additional forward purchasers pursuant to which they have agreed to purchase up to 25,000,000 of forward purchase securities, and up to an additional $87,500,000 of additional forward purchase shares, respectively, for an aggregate investment of up to $112,500,000. Purchases under the forward purchase agreements will take place concurrently with the closing of our initial business combination. If we do not complete an initial business combination, our sponsor and the additional forward purchasers will lose the investment opportunity presented by the forward purchase agreements.

On February 8, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, 2,678,426 of which have subsequently been forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. On the other hand, the founder shares would have substantial value if the initial business combination is consummated, even if the price of our Class A ordinary shares decreases in connection with the initial business combination, resulting in potentially substantial losses to our shareholders. For example, if we consummate our initial business combination and our Class A ordinary shares trades down to $5 per share shortly thereafter, our shareholders that do not redeem their Class A ordinary shares in connection with the initial business combination, and do not otherwise dispose of their Class A ordinary shares, would lose half the value of their investment. At the same time, the founder shares, which would convert into shares of our Class A ordinary shares in connection with the initial business combination, would be valued at $5 per share, which is $4.997 more per share than the founder shares would be worth if we fail to consummate the initial business combination. The economic incentives for our sponsor and our directors could result in misaligning their interests with holders of the public shares.

In addition, our sponsor purchased an aggregate of 4,071,507 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant in a private placement that closed simultaneously with our initial offering. If we do not consummate an initial business combination within 24 months from the closing of our initial offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial offering nears, which is the deadline for our consummation of an initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;
●	complex withholding taxes;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	government appropriation of assets; and
●	our ability to complete a business combination with The Production Board, and risks related to the business of The Production Board.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated exempted company under the laws of the Cayman Islands with no operating results, and we will not commence operations until obtaining funding through our initial offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a qualified electing fund, or “QEF” election, but there can be no assurance that we will timely provide such required information, and such election would currently be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules including the potential application of the start-up exception and the making of a protective QEF election.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 1 Letterman Drive, Suite A3-1 San Francisco, CA. The cost for this space is included in the $10,000 per month fee that we will pay an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on the Nasdaq Capital Market on August 11, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On October 1, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units. Any Units not separated continue to trade on the Nasdaq Capital Market under the symbol “TPBAU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the Nasdaq Capital Market under the symbols “TPBA” and “TPBAW” respectively.

(b)	Holders

As of December 31, 2021, there was 1 holder of record of our Units, 1 holders of record of our separately traded Class A ordinary share, and 2 holders of record of our redeemable warrants. The actual number of holders of our common stock and public warrants is greater than the number of record holders, and includes holders who are beneficial owners, but whose shares or warrants are held in street name by brokers or other nominees.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 13, 2021, we consummated our Initial Public Offering of 18,036,299 Units, inclusive of 536,299 Units sold to the underwriters upon the election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $ 180,362,990. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share Ordinary Share for $11.50 per share, subject to adjustment. Barclays Capital Inc. and Code Advisors LLC acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253325). The registration statement became effective on August 10, 2021.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in full and the sale of the Private Placement Warrants, we consummated a private placement of 4,071,507 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $6,107,260. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A ordinary share equals or exceeds $18.00 (as adjusted)); (2) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the Class A ordinary Shares issuable upon exercise of these warrants) are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $180,362,990 was placed in the Trust Account.

We paid a total of approximately $3.6 million in underwriting discounts and commissions and approximately $975,000for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $6.3 million in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “TPB Acquisition Corp I,” “our,” “us” or “we” refer to TPB Acquisition Corporation I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC and those described in our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through December 31, 2021, relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. December 31st is our fiscal year end.

Our sponsor is TPB Acquisition Sponsor I, LLC (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, we consummated our Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175.0 million, and incurring offering costs of approximately $10.5 million, of which approximately $6.1 million and approximately $489,000 was for deferred underwriting commissions (see Note 6 to our financial statements) and offering costs allocated to derivate warrant liabilities, respectively. On August 17, 2021, we consummated a partial exercise by the underwriters of their over-allotment option for 536,299 additional Units, generating gross proceeds of approximately $5.4 million (the “Over-Allotment”), and incurring offering costs of $295,000, of which $188,000 was for deferred underwriting commissions.

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

For the period from February 8, 2021 (inception) through December 31, 2021, we had a net income of approximately $6.7 million which consisted of approximately $8.5 million from the change in fair value of derivative warrant liabilities and approximately $5,000 of income from investments held in the Trust Account, partially offset by approximately $653,000 of loss upon issuance of private placement warrants, $577,000 of offering costs associated with derivative warrant liabilities, approximately $552,000 of general and administrative expenses, and approximately $47,000 of general and administrative expenses related party.

Liquidity and Capital Resources

As of December 31, 2021 we had approximately $481,000 in our operating bank account and working capital of approximately $951,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the "Founder Shares"), and the loan from the Sponsor of approximately $300,000 under the Note. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the period from February 8, 2021 (inception) through December 31, 2021, we incurred approximately $47,000 of such fees, presented as general and administrative fees - related party on the accompanying statements of operations. At December 31, 2021, $47,000 is accrued and presented in the accrued expenses on the accompanying balance sheet.

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

We also entered into additional forward purchase agreements on August 10, 2021, whereby additional forward purchasers agreed to purchase approximately 8,750,000 Class A ordinary shares (the “Forward Purchase Shares”), at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of the initial Business Combination. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number of Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Public Shares shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. Pursuant to the additional forward purchase agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Founder Shares), but not less than 10% (not to exceed 437,500 Founder Shares), of the Founder Shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. In addition, the Sponsor agreed that the remaining Founder Shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Derivative Financial Instruments

We do use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB Topic ASC 480 “Distinguishing Liabilities From Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in our Statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

We do not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,083,600 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that was excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging-Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-20 comprising a portion of this Annual Report on Form 10-K which are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our control around the interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our officers, directors and director nominees are as follows:

Name	Age	Position
David Friedberg	41	Chief Executive Officer, Director and Chairman of the Board
William Hauser	36	Chief Financial Officer
Bharat Vasan	46	Director
Kerry Cooper	50	Director
Neil Renninger	47	Director
April Underwood	41	Director

David Friedberg, has served as the Chief Executive Officer of The Production Board since 2015. In his role at The Production Board, Mr. Friedberg is also the founder and sits on the boards of several private companies, including Brightloom, Northern Quinoa Production Company, Soylent, Clara Foods, Pattern Ag, TripleBar Bio, Uplifting Results Labs, Cana Technology, Ohalo Genetics, and Tillable. In addition, Mr. Friedberg currently serves on the board of directors of Metromile, Inc. (“Metromile”). Mr. Friedberg is the founder of Metromile, served as the Chairman of Metromile’s Board of Directors since January 2011 and served as President and Chief Executive Officer from January 2011 to May 2011. From 2006 to 2013, Mr. Friedberg founded and was the Chief Executive Officer of The Climate Corporation, an agriculture-focused weather insurance and software company acquired by The Monsanto Company in 2013. Mr. Friedberg holds a Bachelor of Arts in Astrophysics from the University of California, Berkeley.

William Hauser, has served as the VP of Finance at The Production Board since 2019. In addition, he currently serves as a member of the Board of Directors of Northern Quinoa Production Company. Prior to joining The Production Board, Mr. Hauser co-founded and was Chief Financial Officer of Darwin Homes from 2018 to 2019, and previously served as Chief Financial Officer of Northern Quinoa Production Company from 2017 to 2018, and Director of Finance and Analytics at DoorDash from 2014 to 2017. Mr. Hauser co-founded and was President of Two Degrees from 2009 to 2013, and was an Analyst at Goldman Sachs from 2008 to 2009. He holds a bachelor’s degree in Economics from Harvard University.

Bharat Vasan, has served as The Production Board’s President and Chief Operating Officer since 2020. In addition, Mr. Vasan currently sits on the boards of Uplifiting Results Labs and Cana Technology. Prior to joining The Production Board, Mr. Vasan was the Chief Executive Officer of PAX Labs from 2018 to 2019 and, prior to that, led multiple businesses to their exits, including as President and Chief Operating Officer of August Home from 2014 to 2017 (acquired by Assa Abloy), and as the co-founder and Chief Operating Officer of BASIS Science from 2010 to 2014 (acquired by Intel, Inc.). Mr. Vasan also played various roles in corporate development and executive leadership at Electronic Arts. He received his undergraduate degree from Middlebury College and his graduate degree from Columbia University.

Kerry Whorton Cooper, currently serves as a member of the boards of directors of Pacific Gas and Electric Company, Fernish and Treau, and is an Entrepreneur-in-Residence at Harvard Business School. Previously, Ms. Whorton Cooper was President and Chief Operating Officer of Rothy’s from 2018 to 2020, and served on the boards of directors of BevMo from 2017 to 2020, Weddington Way from 2015 to 2017 and Choose Energy from 2013 to 2016. Prior to Rothy’s, she served as Chief Executive Officer of Choose Energy from 2013 to 2016, Chief Operating Officer and Chief Marketing Officer of ModCloth from 2010 to 2013, VP Global eCommerce, Chief Marketing Officer and VP of Strategy and Business Development at Walmart.com from 2008 to 2010, and SVP of Demand Planning and Retail, Dockers at Levi Strauss from 2002 to 2008. Ms. Whorton Cooper holds a bachelor’s degree in Mechanical Engineering from The University of Texas at Austin, and an MBA from Harvard Business School.

Dr. Neil Renninger, served as the co-founder and co-Chief Executive Officer of Ripple Foods from 2014 to 2020, and currently continues to serve as a member of its board of directors. He is currently a board observer at GreenLight Biosciences, and served as a member of its board of directors from 2013 to 2020. Prior to Ripple Foods, Dr. Renninger was an Entrepreneur-in-Residence at Khosla Ventures from 2013 to 2014, and was co-founder, Chief Technology officer, and a member of the board of directors of Amyris from 2004 to 2013. Dr. Renninger holds a bachelor’s degree in Chemical Engineering and master’s degree in Civil and Environmental Engineering from Massachusetts Institute of Technology, and a PhD in Chemical Engineering from the University of California, Berkeley.

April Underwood, has been founder and Chief Executive Officer of Local Laboratory Corp since 2020. In addition, she currently serves on the board of Zillow Group since 2017, is a Venture Partner at Obvious Ventures since 2020, and a co-founder of #ANGELS, an investment group, since 2015. Prior to founding Local Laboratory Corp, Ms. Underwood was Chief Product Officer and VP of Product at Slack Technologies from 2015 to 2019. From 2010 to 2015, she was Director of Product at Twitter, and previously served as Product Manager, Travel at The Climate Corporation (formerly known as WeatherBill) from 2009 to 2010, Senior Partner Technology Manager at Google from 2007 to 2009, and held roles in product management and engineering at Travelocity from 2002 to 2005. Ms. Underwood holds a bachelor’s degree in Management Information Systems and Business Honors from The University of Texas at Austin, and an MBA from the University of California, Berkeley (Haas).

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of April Underwood and Kerry Cooperwill expire at our first annual general meeting. The term of office of the second class of directors, consisting of Bharat Vasan and Neil Renninger, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of David Friedberg, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Kerry Cooper, Neil Renninger and April Underwood are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Kerry Whorton Cooper, Neil Renninger and April Underwood serve as members of our audit committee. Our board of directors has determined that each of are independent under Nasdaq listing standards and applicable SEC rules. Kerry Whorton Cooper is the Chairwoman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Kerry Whorton Cooper qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Kerry Whorton Cooper, Neil Renninger and April Underwood, and Neil Renninger serves as chairman of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Kerry Whorton Cooper, Neil Renninger and April Underwood are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which is specified in our charter, generally will provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Kerry Whorton Cooper, Neil Renninger and April Underwood and April Underwood serves as chairwoman of the compensation committee.

Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Kerry Whorton Cooper, Neil Renninger and April Underwood are independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer, evaluating our Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officer and our Co-Chief Executive Officer and Chief Financial Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our Founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David Friedberg	The Production Board, LLC	Holding company and foundry	Chief Executive Officer and Director
	TPB Management LLC	Management for holding company	Manager and Chief Executive Officer
	Metromile, Inc.	Pay per mile car insurance	Director, Chairman and Founder
	Ohalo Genetics, Inc.	Plant/molecular breeding company	Director
	TripleBar Bio, Inc.	Biotechnology company	Chief Executive Officer, Chief Financial Officer, President, Secretary, Director
	Uplifting Results Labs, Inc.	Consumer probiotics company	Director
	PatternAg, Inc	Soil analysis company	Director
	TPB Employee Participation, LLC	Employee profits interest unit vehicle	Managing Member
	Eatsa Holdings, LLC	Holding company	Principal and Chief Executive Officer
	Tillable, Inc.	Farmland rental company	Director
	keenwawa, inc.	Computer software company	Director
	Culture Biosciences, Inc.	Biotechnology company	Director
	Soylent Nutrition, Inc.	Food and beverage company	Director
	Clara Foods Co.	Food production company	Director
	Northern Quinoa Production Corporation	Quinoa processing company	Director
William Hauser	TPB Management LLC	Management for holding company	Vice President of Finance
	Northern Quinoa Production Corporation	Quinoa processing company	Director
Bharat Vasan	TPB Management LLC	Management for holding company	President and Chief Operating Officer
	Cana Technology, Inc.	Beverage company	Director
	Uplifting Results Labs, Inc	Consumer probiotics company	Director
	Iraq and Afghanistan Veterans Association		Director
Kerry Cooper	Harvard Business School	Business School	Entrepreneur-in-Residence
	Pacific Gas and Electric Company	Gas and electric service company	Director
	Fernish, Inc.	Furniture rental company	Director
	Treau, Inc.	Thermal appliance company	Director
Neil Renninger	Ripple Foods	Dairy-free product company	Director
	GreenLight Biosciences, Inc.	Biotechnology company	Board Observer
April Underwood	Local Laboratory Corp	Online marketplace for local businesses	Chief Executive Officer and Founder
	Zillow Group	Online real estate marketplace company	Director
	Obvious Ventures	Venture capital	Venture Partner
	#ANGELS	Investment group	Co-founder

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. However, our sponsor and members of management are not required to waive their redemption rights (except for redemption rights in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association as set forth in clause (ii) above) or rights to liquidating distributions with respect to any public shares they may own. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Founders, sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, Founders, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our Founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021,with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 28, 2022.

		Approximate Percentage of
		Issued and Outstanding
	Number of	Ordinary Shares
	Shares Beneficially	After
Name and Address of Beneficial Owner(1)	Owned(2)(3)(4)	Offering
TPB Acquisition Sponsor I, LLC (our sponsor)(3)	4,404,074	19.5%
David Friedberg(5)	4,404,074	19.5%
William Hauser	—	—
Bharat Vasan	—	—
Kerry Cooper	35,000	*
Neil Renninger	35,000	*
April Underwood	35,000	*
All officers and directors as a group (6 individuals)	4,509,074	20%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1 Letterman Drive, Suite A3-1, San Francisco, CA 94129.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by The Production Board, LLC.
(4)	Represents shares of our common stock held by TPB Acquisition Sponsor I, LLC, our sponsor. Mr. Friedberg is the sole manager of our sponsor and has voting and investment discretion with respect to the founder shares held by our sponsor.

Our initial shareholders beneficially own 20% of the issued and outstanding ordinary shares and will have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.

The holders of the founder shares have agreed (a) to vote any founder shares and public shares held by them in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by them in connection with a shareholder vote to approve a proposed initial business combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 8, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, of which 2,678,426 Class B ordinary shares have subsequently been forfeited. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of this or 35,000 founder shares to each of our independent directors, which shares will not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor’s interest in this transaction is valued at $6,107,260 after purchasing an aggregate of 4,071,507 private placement warrants at a purchase price of $1.50 after our initial offering. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at 1 Letterman Drive, Suite A3-1, San Francisco, CA 94129. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. The repayment of such loans could reduce the value of the post-business combination entity to our shareholders and other investors in the post-business combination company. In addition, to the extent we issue warrants to repay such loans, it could have the impact of diluting our shareholders and other investors in the post-business combination company. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

In connection with our initial offering, we entered into the sponsor forward purchase agreement, pursuant to which our sponsor agreed to purchase up to an aggregate of 2,500,000 forward purchase units (not to exceed 2,187,500 Class B ordinary shares), at a price of $10.00 per unit, for an aggregate purchase price of up to $25,000,000. The purchase of the forward purchase units is expected to take place concurrently with the closing of our initial business combination. Our sponsor’s obligation to purchase the forward purchase shares may be transferred, in whole or in part, to the forward transferees who are investors in, or affiliates of, our sponsor, provided that upon such transfer the forward transferees assume the rights and obligations of our sponsor.

We also entered into additional forward purchase agreements whereby the additional forward purchasers have agreed to purchase approximately 8,750,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of our initial business combination. Forward purchase shares will be allocated among the additional forward purchasers pro rata based on such investors’ participation in our initial offering relative to all of the anchor investors. For example, if an anchor investor purchased 10% of the aggregate number of Class A ordinary shares purchased by all anchor investors in our initial offering, such investor would be entitled to purchase up to 875,000 forward purchase shares, which represents 10% of the total number of forward purchase shares available for purchase. Pursuant to the terms of the additional forward purchase agreements, we will provide to the additional forward purchasers notice of our intent to enter into a definitive agreement with respect to an initial business combination (however, such additional forward purchasers will not be entitled to partake in negotiations with any prospective target), and thereafter the additional forward purchasers will have 10 business days to provide their respective funding commitments, including the ability to oversubscribe for any unallocated additional forward purchase shares. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional forward purchase shares by (i) committing to purchase some or all of the additional forward purchase shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number public shares held by it (on a share-for-share basis such that the agreement not to redeem one Class A ordinary share shall be deemed to satisfy a commitment to purchase one additional forward purchase share), or (iii) a combination of the foregoing. The additional forward purchasers’ obligation to purchase the additional forward purchase shares may be transferred, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the additional forward purchaser. Any purchases of the additional forward purchase shares are expected to take place concurrently with the closing of our initial business combination.

Pursuant to the additional forward purchase agreements, our sponsor has agreed to transfer up to 50% (not to exceed 2,187,500 Class B ordinary shares), but not less than 10% (not to exceed 437,500 Class B ordinary shares), of the Class B ordinary shares outstanding as of the closing of our initial offering to fully subscribing additional forward purchasers. The number of Class B ordinary shares to be transferred to such additional forward purchasers will be equal to the greater of (i) 10% of the Class B ordinary shares outstanding as of the closing of our initial offering (not to exceed 437,500 Class B ordinary shares) and (b) 50% of the Class B ordinary shares outstanding as of the closing of our initial offering (not to exceed 2,187,500 Class B ordinary shares) multiplied by the percentage of public shares redeemed in connection with our initial business combination. In addition, our sponsor has agreed that the remaining Class B ordinary shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of our Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of our initial business combination and ending on the third anniversary thereof. Our sponsor will forfeit any remaining founder shares for no consideration to the extent the trading price thresholds described above are not met during the specified period. Assuming that each anchor investor fully subscribes for its allocation of forward purchase shares pursuant to the additional forward purchase agreements, the anchor investors would own, in the aggregate, 11,250,000 Class A ordinary shares following the closing of the business combination, which includes 2,500,000 Class A ordinary shares issued upon conversion of the Class B ordinary shares transferred to them pursuant to the terms of the additional forward purchase agreements, but does not include any Class A ordinary shares purchased by the anchor investors in our initial offering or in the open market.

In addition, if our sponsor fully subscribes for 2,500,000 forward purchase units pursuant to the sponsor forward purchase agreement, it would own 4,687,500 Class A ordinary shares (or 5,343,000 Class A ordinary shares if the underwriters’ over-allotment option was exercised in full) upon conversion of the 2,187,500 Class B ordinary shares (or 2,843,750 Class B ordinary shares if the over-allotment option was exercised in full) that it holds after the transfer of 2,187,500 Class B ordinary shares, in the aggregate, to the anchor investors. The potential combined holdings of our sponsor and the anchor investors is substantial and could result in our public shareholders owning a smaller percentage of the combined company resulting from our initial business combination than public shareholders of other special purpose acquisition companies after their initial business combinations. To the extent our sponsor subscribes for forward purchase units and does not transfer an equal or greater number of Class B ordinary shares to the anchor investors pursuant to the additional forward purchase agreements, it could own significantly greater than 20% of our outstanding ordinary shares at the time of our initial business combination

The proceeds of all purchases made pursuant to the forward purchase agreements will not be deposited into our operating account.

The terms of the forward purchase units, forward purchase shares and forward purchase warrants are expected to generally be identical to the terms of the units, the Class A ordinary shares and public warrants, respectively, being issued in our initial offering, except that the forward purchase units and additional forward purchase shares will have no redemption rights and will have no right to liquidating distributions from our trust account. In addition, as long as the forward purchase shares and forward purchase warrants are held by our sponsor, the additional forward purchasers or the forward transferees, they will be subject to certain registration rights. The sponsor will, and understand that the additional forward purchasers will, acquire the forward purchase units and additional forward purchase shares, as applicable, with the investment intent to hold such forward purchase securities.

If our sponsor and the additional forward purchasers do not exercise their rights to purchase additional forward purchase units and forward purchase shares, as applicable, it may be significantly more difficult to secure capital to complete our initial business combination on favorable terms or at all.

The proceeds of any purchases under the sponsor forward purchase agreement will not be deposited in the trust account. The forward purchase shares will not have any redemption rights in connection with our initial business combination or in connection with certain amendments to our amended and restated memorandum and articles of association, and will not be entitled to liquidating distributions from the trust account if we fail to complete our initial business combination within the prescribed time frame. The forward purchase shares will be subject to certain registration rights, as long as such forward purchase shares are held by our sponsor, the additional forward purchasers or the forward transferees. The forward purchase shares, to the extent issued prior to the record date for a shareholder vote on our initial business combination or any other matter, will have the right to vote on such matter with all other outstanding Class A ordinary shares.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We will enter into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the Year ended
December 31, 2021
Audit Fees(1)	$157,500
Audit-Related Fees(2)	$0
Tax Fees(3)	$0
All Other Fees(4)	$0
Total	$0
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combination.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
3.1†	Amended and Restated Memorandum and Articles of Association	8-K	001-40732	3.1	August 16, 2021
4.1†	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company	8-K	001-40732	4.4	August 16, 2021
4.2*	Description of the Company’s securities
10.1†	Investment Management Trust Account Agreement, dated August 13,2021, between Continental Stock Transfer & Trust Company and the Company	8-K	001-40732	10.1	August 16, 2021

10.2†	Registration Rights Agreement, dated August 13, 2021, among the Company, the Sponsor and certain other equityholders named therein	8-K	001-40732	10.2	August 16, 2021
10.3†	Private Placement Warrants Purchase Agreement, dated August 10, 2021, between the Company and the Sponsor	8-K	001-40732	10.3	August 16, 2021
10.4†	Indemnity Agreement, dated August 13, 2021, between the Company and each of the officers and directors of the Company	8-K	001-40732	10.4	August 16, 2021
10.5†	Administrative Services Agreement, dated August 13, 2021, between the Company and the Sponsor	8-K	001-40732	10.5	August 16, 2021
10.6†	Letter Agreement, dated August 13, 2021, among the Company, the Sponsor and the Company’s officers and directors	8-K	001-40732	10.6	August 16, 2021
10.7†	Form of Forward Purchase Agreement, dated August 10, 2021 between the Company and certain equity holders of the Company	8-K	001-40732	10.7	August 16, 2021
10.8†	Forward Purchase Agreement, dated August 10, 2021 between the Company and Sponsor	8-K	001-40732	10.8	August 16, 2021
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

†	Previously filed.
+	Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

TPB ACQUISITION CORPORATION I
By:	/s/ David Friedberg
Name: David Friedberg
Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Friedberg	Chief Executive Officer and Sole Director
David Friedberg	(Principal Executive Officer)	March 30, 2022

/s/ William Hauser	Chief Financial Officer
William Hauser	(Principal Financial and Accounting Officer)	March 30, 2022

TPB ACQUISITION CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

TPB Acquisition Corporation I

San Francisco, California

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TPB Acquisition Corporation I (the “Company”) as of December 31, 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from February 8, 2021 (inception) through December 31, 2021, and the related notes to the financial statements (collectively the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Frank, Rimerman + Co. LLP

We have served as the Company’s auditor since 2021.

San Francisco, California

March 30, 2022

TPB ACQUISITION CORPORATION I

BALANCE SHEET

As of December 31, 2021

Assets
Current assets:
Cash	$481,265
Prepaid expenses	594,223
Total current assets	1,075,488
Investments held in Trust Account	180,368,211
Total Assets	$181,443,699

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,600
Accrued expenses	121,581
Total current liabilities	124,181
Deferred underwriting commissions in connection with the Initial Public Offering	6,312,705
Derivative warrant liabilities	7,408,784
Total Liabilities	13,845,670

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,036,299 shares subject to possible redemption at $10.00 per share redemption value	180,362,990

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or oustanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,509,074 shares issued and outstanding	451
Additional paid-in capital	—
Accumulated deficit	(12,765,412)
Total shareholders’ deficit	(12,764,961)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$181,443,699

The accompanying notes are an integral part of these financial statements.

TPB ACQUISITION CORPORATION I

STATEMENT OF OPERATIONS

For the period from February 8, 2021 (inception) through December 31, 2021

General and administrative expenses	$552,124
General and administrative expenses - Related Party	46,774
Loss from operations	(598,898)

Other income (expenses):
Change in fair value of derivative warrant liabilites	8,508,405
Income from investments in Trust Account	5,221
Loss upon issuance of private placement warrants	(653,860)
Offering costs associated with derivative warrant liabilities	(577,447)
Total other income, net	7,282,319

Net income	$6,683,421

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	7,770,560
Basic net income per share, Class A ordinary	$0.55
Diluted net income per share, Class A ordinary sahres	$0.54

Weighted average number shares of Class B ordinary shares -Basic	4,431,172
Weighted average number of shars of Class B ordinary shares -Diluted	4,509,074

Basic net income per share, Class A ordinary shares	$0.55
Diluted net income per share, Class A ordinary shares	$0.54

The accompanying notes are an integral part of these financial statements.

TPB ACQUISITION CORPORATION I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Period from February 8, 2021 (Inception) Through December 31, 2021

	Ordinary Shares						Total
	Class A		Class B		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Forfeiture of Class B Shares	—	—	(522,176)	(52)	52	—	—
Accretion to Class A ordinary share redemption amount	—	—	—	—	(24,549)	(19,448,833)	(19,473,382)
Net income	—	—	—	—	—	6,683,421	6,683,421
Balance - December 31, 2021	—	$—	4,509,074	$451	$—	$(12,765,412)	$(12,764,961)

The accompanying notes are an integral part of these financial statements.

TPB ACQUISITION CORPORATION I

STATEMENT OF CASH FLOWS

For The Period from February 8, 2021 (Inception) Through December 31, 2021

Cash Flows from Operating Activities:
Net income	$6,683,421
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	21,400
Income from investments in Trust Account	(5,221)
Change in fair value of derivative warrant liabilities	(8,508,405)
Loss upon issuance of private placement warrants	653,860
Offering costs associated with derivative warrant liabilities	577,447
Changes in operating assets and liabilities:
Prepaid expenses	(594,223)
Accounts payable	2,600
Accrued expenses	51,581
Net cash used in operating activities	(1,117,540)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(180,362,990)
Net cash used in investing activities	(180,362,990)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	300,000
Repayment of note payable to related party	(300,000)
Proceeds received from initial public offering, gross	180,362,990
Proceeds received from private placement	6,107,260
Offering costs paid	(4,508,455)
Net cash provided by financing activities	181,961,795

Net change in cash	481,265

Cash — beginning of the period	—
Cash — ending of the period	$481,265

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$3,600
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the Initial Public Offering	$6,312,705
Accretion of Class A ordinary shares to redemption value	$(19,358,382)

The accompanying notes are an integral part of these financial statements.

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

All activity through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially at $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $481,000 in its operating bank account and working capital of approximately $951,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the note. The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000, and any investments held in Trust Account. As of December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 (as defined above). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The Company does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,083,600 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The Company has considered the effect of Class B ordinary shares that was excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company has included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Period from February 8, 2021 (inception)
	through December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income -Basic	$4,256,275	$2,427,146
Allocation of net income - Diluted	$4,229,273	$2,454,148

Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,770,560	4,431,172
Effect of dilutive securities	—	77,902
Diluted weighted average ordinary shares outstanding	7,770,560	4,509,074

Basic net income per ordinary share	$0.55	$0.55
Diluted net income per ordinary share	$0.54	$0.54

Recent accounting pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 8, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On April 21, 2021, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000. On August 10, 2021, the Sponsor forfeited 718,750 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,750,000 to 5,031,250. The Founder Shares include an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; and the remaining 522,176 Class B ordinary shares were forfeited.

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

Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

The Company also entered into additional forward purchase agreements on August 10, 2021, whereby the additional forward purchasers agreed to purchase approximately 8,750,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of the initial Business Combination. Pursuant to the terms of the additional forward purchase agreements, the Company will provide to the additional forward purchasers notice of its intent to enter into a definitive agreement with respect to an initial Business Combination, and thereafter the additional forward purchasers will have 10 business days to provide their respective funding commitments, including the ability to oversubscribe for any unallocated additional Forward Purchase Shares. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Class A ordinary share shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. The additional forward purchasers’ obligation to purchase the additional Forward Purchase Shares may be transferred, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the additional forward purchaser. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the initial Business Combination. Pursuant to the additional forward purchase agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Class B ordinary shares), but not less than 10% (not to exceed 437,500 Class B ordinary shares), of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. The number of Class B ordinary shares to be transferred to such additional forward purchasers will be equal to the greater of (i) 10% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering and (b) 50% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering multiplied by the percentage of Public Shares redeemed in connection with the initial Business Combination. In addition, the Sponsor agreed that the remaining Class B ordinary shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

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

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from February 8, 2021 (inception) through December 31, 2021, the Company incurred approximately $47,000 of such fees, presented as general and administrative fees – related party on the accompanying statements of operations. At December 31, 2021, $47,000 is accrued and presented in the accrued expenses on the accompanying balance sheet.

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 18,036,299 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$180,362,990
Less:
Proceeds allocated to Public Warrants	(9,156,069)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,317,313)
Plus:
Accretion of carrying value to redemption value	19,473,382
Class A common stock subject to possible redemption	$180,362,990

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, all 18,036,299 Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified outside of permanent equity as temporary equity. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, the Company had 4,509,074 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

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

NOTE 8. WARRANTS

As of December 31, 2021, in connection with the Initial Public Offering and subsequent over-allotment, the Company has 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants outstanding.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – Money Market Funds	$180,368,211	$—	$—
Liabilities:
Derivative warrant liabilities- Level 1	$4,388,832	$—	$—
Derivative warrant liabilities- Level 3	$—	$—	$3,019,952

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the period from February 8, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public and Private Placement Warrants was initially and subsequently (each measurement date) measured using a Monte Carlo simulation model. For the period from February 8, 2021 (inception) through December 31, 2021, the Company recognized a gain of approximately $8.5 million resulting from a decrease in the fair value of the derivative warrant liabilities, since their issuance date presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

The change in the fair value of the derivative warrant liabilities, classified as level 3, for the period from February 8, 2021 (inception) through December 31, 2021, is summarized as follows:

		As of August 17, 2021
	At initial issuance	(Over-Allotment Date)	As of December 31, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.49	$9.44	$9.80
Volatility	24.5%	24.5%	12.1%
Term (years)	6.51	6.49	6.12
Risk-free rate	1.01%	0.98%	1.36%
Dividend yield	0.0%	0.0%	0.0%

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.