Form 10-Q
period 2022-03-31
TPB Acquisition Corp I
filed 2022-05-16
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40732

TPB ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1582136
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1 Letterman Drive, Suite A3-1 San Francisco, CA	94129
(Address of principal executive offices)	(Zip Code)

(415) 854-7074

(Registrant‘s telephone number, including area code)

Not Applicable

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

As of May 13, 2022, there were 18,036,299 Class A ordinary shares, $0.0001 par value per share, and 4,509,074 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TPB ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		2
Item 1.	Condensed Interim Financial Statements	2
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	2
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the Period from February 8, 2021 (inception) through March 31, 2021	3
	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the Period from February 8, 2021 (inception) through March 31, 2021	4
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the Period from February 8, 2021 (inception) through March 31, 2021	5
	Notes to Unaudited Condensed Interim Financial Statements	6
Item 2.	Management‘s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

PART I- FINANCIAL INFORMATION

Item 1.Condensed Financial Statements.

TPB ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$394,915	$481,265
Prepaid expenses	540,834	594,223
Total current assets	935,749	1,075,488
Investments held in Trust Account	180,372,659	180,368,211
Total Assets	$181,308,408	$181,443,699

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$18,272	$2,600
Accrued expenses	496,813	121,581
Total current liabilities	515,085	124,181
Deferred underwriting commissions in connection with the Initial Public Offering	6,312,705	6,312,705
Derivative warrant liabilities	4,453,208	7,408,784
Total Liabilities	11,280,998	13,845,670

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,036,299 shares subject to possible redemption at $10.00 per share redemption value	180,362,990	180,362,990

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,509,074 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(10,336,031)	(12,765,412)
Total shareholders' deficit	(10,335,580)	(12,764,961)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$181,308,408	$181,443,699

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		(unaudited)
		For the Period from
	(unaudited)	February 8, 2021
	Three Months Ended	(inception) through
	March 31, 2022	March 31, 2021
General and administrative expenses	$500,643	$52,229
General and administrative expenses - Related Party	30,000	—
Loss from operations	(530,643)	(52,229)

Other income (expense):
Change in fair value of derivative warrant liabilities	2,955,576	—
Income from investments in Trust Account	4,448	—
Total other income (expense), net	2,960,024	—

Net income (loss)	$2,429,381	$(52,229)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	18,036,299	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$—
Weighted average number of shares outstanding of Class B ordinary shares - basic and diluted	4,509,074	4,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.01)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	4,509,074	$451	$—	$(12,765,412)	$(12,764,961)
Net income	—	—	—	—	—	2,429,381	2,429,381
Balance - March 31, 2022 (unaudited)	—	$—	4,509,074	$451	$—	$(10,336,031)	$(10,335,580)

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH MARCH 31, 2021 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	$—	5,031,250	$503	$24,497	$(52,229)	$(27,229)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

		(Unaudited)
	(Unaudited)	For the Period from
	Three Months	February 8, 2021
	Ended March 31,	(inception) through
	2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,429,381	$(52,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments in Trust Account	(4,448)	—
Change in fair value of derivative warrant liabilities	(2,955,576)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,389	(9,975)
Accounts payable	15,672	49,768
Accrued expenses	375,232	—
Net cash used in operating activities	(86,350)	(12,436)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	200,000
Deferred offering costs paid	—	(104,441)
Net cash provided by financing activities	—	95,559

Net change in cash	(86,350)	83,123

Cash — beginning of the period	481,265	—
Cash — end of the period	$394,915	$83,123

Supplemental schedule of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$2,175
Deferred offering costs included in accounts payable	$—	$322,332
Deferred offering costs included in accrued expenses	$—	$27,940

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

All activity through March 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. The Company has selected December 31 as its year end.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

Liquidity and Capital Resources

As of March 31, 2022, the Company had approximately $395,000 in its operating bank account and working capital of approximately $420,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the note. The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the unaudited statements interim financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited statements interim financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000, and any investments held in Trust Account. As of March 31, 2022 and December 31, 2021 the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value will be recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 (as defined above). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The Company does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 10,083,606 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

			(unaudited)
			For the Period from
	(unaudited)		February 8, 2021
	Three Months Ended		(inception) through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) -Basic and diluted	$1,943,505	$485,876	$—	$(52,229)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,036,299	4,509,074	—	4,375,000
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$—	$(0.01)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Commencing on October 1, 2021, holders of the Company’s Units are entitled to elect to separately trade the Class A ordinary shares, par value $0.0001 per share, and warrants included in the Units.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0 of such fees, respectively, which are presented as general and administrative fees – related party in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, approximately $77,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 18,036,299 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$180,362,990
Less:
Proceeds allocated to Public Warrants	(9,156,069)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,317,313)
Plus:
Accretion of carrying value to redemption value	19,473,382
Class A common stock subject to possible redemption	$180,362,990

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, all 18,036,299 Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified outside of permanent equity as temporary equity. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Company had 4,509,074 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

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

NOTE 8. WARRANTS

As of March 31, 2022 and December 31, 2021, there was an aggregate of 10,083,606 warrants outstanding, comprised of 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022 (unaudited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$180,372,659	$—	$—
Liabilities:
Derivative warrant liabilities - Level 1	$2,645,324	$—	$—
Derivative warrant liabilities - Level 3	$—	$—	$1,807,884

December 31, 2021 (audited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$180,368,211	$—	$—
Liabilities:
Derivative warrant liabilities - Level 1	$4,388,832	$—	$—
Derivative warrant liabilities - Level 3	$—	$—	$3,019,952

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in November 2021, when the Public Warrants were separately listed and traded in an active market.

Level 1 assets include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being publicly traded, the fair value of the Public Warrants were measured at fair value using a Monte Carlo simulation model. The Private Placement Warrants were initially and subsequently measured using a Monte Carlo simulation model. As of March 31, 2022 and December 31, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and traded. For the three months ended March 31, 2022, the Company recognized a gain of approximately $3.0 million resulting from a decrease in the fair value of derivative warrant liabilities, which is presented as a change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. No warrants were outstanding during the period from February 8, 2021 (inception) through March 31, 2021.

The initial estimated fair value of the Public and Private Placement Warrants, and the ongoing valuation of the Private Placement Warrants, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2022 and December 31, 2021:

	(unaudited)	(audited)
	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.72	$9.80
Volatility	6.8%	12.1%
Term (years)	5.86	6.12
Risk-free rate	2.41%	1.36%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2022, is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2021 (audited)	$3,019,952
Change in fair value of derivative warrant liabilities	(1,212,068)
Level 3 derivative warrant liabilities at March 31, 2022 (unaudited)	$1,807,884

NOTE 10. SUBSEQUENT EVENTS

On April 28, 2022, the Company issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to the Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. The 2022 Note does not bear interest, is not convertible, and may be further drawn down from time to time prior to the maturity date upon request by the Company, subject to the Sponsor’s approval. The principal balance of the 2022 Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the 2022 Note and all other sums payable with regard to the 2022 Note becoming immediately due and payable.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

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

All activity through March 31, 2022, relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust.

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $395,000 in our operating bank account and working capital of approximately $421,000.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the “Founder Shares”), and the loan from the Sponsor of approximately $300,000 under the Note. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan. On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note.

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

Results of Operations

Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $2.4 million, which consisted of non-operating income of approximately $3.0 million resulting from changes in fair value of derivative warrant liabilities and approximately $4,000 in income from investments held in the trust account, partially offset by approximately $501,000 in general and administrative expenses and $30,000 in general and administrative expenses – related party.

For the three months ended March 31, 2021, we had a net loss of approximately $52,000, which was entirely comprised of general and administrative expenses.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022, we incurred $30,000 of such fees, which are presented as general and administrative fees – related party in the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, approximately $77,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

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

Related Party Loan

On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. The 2022 Note does not bear interest, is not convertible, and may be further drawn down from time to time prior to the maturity date upon request by the Company, subject to our Sponsor‘s approval. The principal balance of the 2022 Note will be payable on the earliest to occur of (i) the date on which we consummate an initial Business Combination or (ii) the date that the winding up of the Company is effective. The 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the 2022 Note and all other sums payable with regard to the 2022 Note becoming immediately due and payable.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor‘s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO‘s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

On August 13, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 536,299 Units, for gross proceeds of approximately $5.4 million. In connection with the underwriters‘ exercise of their over-allotment option, we consummated the sale of an additional 71,507 Private Placement Warrants to our Sponsor at $1.50 per Private Placement Warrant, generating total proceeds of $107,260.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-40732	3.1	August 16, 2021
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language

*    Filed herewith

**  These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Date: May 16, 2022	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ William Hauser
	Name:	William Hauser
	Title:	Chief Financial Officer (Principal Financial Officer)