Form 10-Q
period 2022-06-30
TPB Acquisition Corp I
filed 2022-08-12
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

(415) 854-7074

(Registrant’s telephone number, including area code)

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

As of August 11, 2022, there were 18,036,299 Class A ordinary shares, $0.0001 par value per share, and 4,509,074 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TPB ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		2
Item 1.	Condensed Interim Financial Statements	2
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	2
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the Period From February 8, 2021 (Inception) Through June 30, 2021	3
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the Period From February 8, 2021 (Inception) Through June 30, 2021	4
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the Period From February 8, 2021 (Inception) Through June 30, 2021	5
	Notes to Unaudited Condensed Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II. OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		30

PART I- FINANCIAL INFORMATION

Item 1.Condensed Interim Financial Statements.

TPB ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,124,459	$481,265
Prepaid expenses	433,114	594,223
Total current assets	1,557,573	1,075,488
Investments held in Trust Account	180,454,386	180,368,211
Total Assets	$182,011,959	$181,443,699

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$1,015,289	$2,600
Accrued expenses	937,452	121,581
Note Payable - Related Party	1,000,000	—
Total current liabilities	2,952,741	124,181
Deferred underwriting commissions in connection with the Initial Public Offering	6,312,705	6,312,705
Derivative warrant liabilities	2,021,356	7,408,784
Total Liabilities	11,286,802	13,845,670

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 18,036,299 shares subject to possible redemption at $10.00 per share redemption value	180,362,990	180,362,990

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,509,074 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(9,638,284)	(12,765,412)
Total shareholders' deficit	(9,637,833)	(12,764,961)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$182,011,959	$181,443,699

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Six	For the Period from
	For the Three Months Ended		Months	February 8, 2021
	June 30,		Ended	(inception) through
	2022	2021	June 30, 2021	June 30, 2021
General and administrative expenses	$1,785,832	$12,346	$2,286,475	$64,575
General and administrative expenses - Related Party	30,000	—	60,000	—
Loss from operations	(1,815,832)	(12,346)	(2,346,475)	(64,575)

Other income:
Change in fair value of derivative warrant liabilities	2,431,852	—	5,387,428	—
Income from investments in Trust Account	81,727	—	86,175	—
Total other income	2,513,579	—	5,473,603	—

Net income (loss)	$697,747	$(12,346)	$3,127,128	$(64,575)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	18,036,299	—	18,036,299	—
Basic and diluted net income per share, Class A ordinary shares	$0.03	$—	$0.14	$—
Weighted average number of shares outstanding of Class B ordinary shares - basic and diluted	4,509,074	4,375,000	4,509,074	4,375,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.03	$—	$0.14	$(0.01)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	4,509,074	$451	$—	$(12,765,412)	$(12,764,961)
Net income	—	—	—	—	—	2,429,381	2,429,381
Balance - March 31, 2022 (unaudited)	—	—	4,509,074	451	—	(10,336,031)	(10,335,580)
Net income						697,747	697,747
Balance - June 30, 2022 (unaudited)	—	$—	4,509,074	$451	$—	$(9,638,284)	$(9,637,833)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	—	5,031,250	503	24,497	(52,229)	(27,229)
Net loss	—	—	—	—	—	(12,346)	—
Balance – June 30, 2021 (unaudited)	—	$—	5,031,250	$503	$24,497	$(64,575)	$(27,229)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from
	For the Six	February 8, 2021
	Months	(inception)
	Ended June 30,	through
	2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,127,128	$(64,575)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments in Trust Account	(86,175)	—
Change in fair value of derivative warrant liabilities	(5,387,428)	—
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	21,400
Changes in operating assets and liabilities:
Prepaid expenses	161,109	(26,800)
Accounts payable	1,012,689	—
Accrued expenses	815,871	7,000
Net cash used in operating activities	(356,806)	(62,975)

Cash Flows from Financing Activities:
Proceeds from related party note	1,000,000	300,000
Deferred offering costs paid	—	(189,616)
Net cash provided by financing activities	1,000,000	110,384

Net change in cash	643,194	47,409

Cash — beginning of the period	481,265	—
Cash — end of the period	$1,124,459	$47,409

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$3,600
Deferred offering costs included in accounts payable	$—	$465,484
Deferred offering costs included in accrued expenses	$—	$27,940

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

All activity through June 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. The Company has selected December 31 as its year end.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1,124,000 in its operating bank account and working capital deficit of approximately $1,395,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the note. The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, there was $1,000,000 outstanding under the Working Capital Loan.

Based on the foregoing, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company's ability to continue as a going concern.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed interim financial statements. These unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed interim financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000 per institution, and any investments held in Trust Account. As of June 30, 2022 and December 31, 2021 the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 (as defined above). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2021
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income-Basic and diluted	$558,198	$139,549	$2,501,703	$625,425
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,036,299	4,509,074	18,036,299	4,509,074
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.14	$0.14

			For the Period from
			February 8, 2021
	For the Three Months Ended		(inception) through
	June 30, 2021		June 30, 2021
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss-Basic and diluted	$—	$(12,346)	$—	$(64,575)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	4,375,000	—	4,375,000
Basic and diluted net loss per ordinary share	$—	$—	$—	$(0.01)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends Topic ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed interim financial statements.

Besides what has been mentioned above, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had $1,000,000 and $0, respectively, in outstanding borrowings under the Working Capital Loans.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $0 of such fees, respectively, which are presented as general and administrative fees – related party in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021, the Company incurred $60,000 and $0 of such fees, respectively, which are presented as general and administrative fees - related party in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $66,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 18,036,299 Class A ordinary shares outstanding, all of which were subject to possible redemption.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, all 18,036,299 Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified outside of permanent equity as temporary equity. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, the Company had 4,509,074 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 8. WARRANTS

As of June 30, 2022 and December 31, 2021, there was an aggregate of 10,083,606 warrants outstanding, comprised of 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022 (unaudited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$180,454,386	$—	$—
Liabilities:
Derivative warrant liabilities - Level 2	$—	$1,202,420	$—
Derivative warrant liabilities - Level 3	$—	$—	$818,936

December 31, 2021 (audited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$180,368,211	$—	$—
Liabilities:
Derivative warrant liabilities - Level 1	$4,388,832	$—	$—
Derivative warrant liabilities - Level 3	$—	$—	$3,019,952

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in November 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022.There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022, or for the period from February 8, 2021 (inception ) through June 30, 2021.

Level 1 assets include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being publicly traded, the fair value of the Public Warrants were measured at fair value using a Monte Carlo simulation model. The Private Placement Warrants were initially and subsequently measured using a Monte Carlo simulation model. As of June 30, 2022 and December 31, 2021, the value of the Public Warrants were measured based on the trading price since being separately listed and traded. For the three months ended June 30, 2022, the Company recognized a gain of approximately $2.4 million resulting from a decrease in the fair value of derivative warrant liabilities, which is presented as a change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the six months ended June 30, 2022, the Company recognized a gain of

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

approximately $5.4 million resulting from a decrease in the fair value of derivative warrant liabilities, which is presented as a change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. No warrants were outstanding during the period from February 8, 2021 (inception) through June 30, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of June 30, 2022 and December 31, 2021:

	As of March 31, 2022	As of June 30, 2022
	(unaudited)	(unaudited)	As of December 31, 2021
Exercise price	$11.50	$11.50	$11.50
Stock price	$9.72	$9.66	$9.80
Volatility	6.8%	20.3%	12.1%
Term (years)	5.86	5.61	6.12
Risk-free rate	2.41%	3.02%	1.36%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022, is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2021 (audited)	$3,019,952
Change in fair value of derivative warrant liabilities	(1,212,068)
Level 3 derivative warrant liabilities at March 31, 2022 (unaudited)	1,807,884
Change in fair value of derivative warrant liabilities	(988,948)
Level 3 derivative warrant liabilities at June 30, 2022 (unaudited)	$818,936

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A “Risk Factors,” and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the U.S. Securities and Exchange Commission on March 31, 2022 and May 16, 2022, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through June 30, 2022, relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $1.1 million in our operating bank account and working capital deficit of approximately $1.4 million.

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

On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. As of June 30, 2022, there was $1,000,000 outstanding under the Working Capital Loan.

Based on the foregoing, management has determined that the we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $700,000, which consisted of non-operating income of approximately $2.4 million resulting from changes in fair value of derivative warrant liabilities and approximately $82,000 in income from investments held in the trust account, partially offset by approximately $1.8 million in general and administrative expenses and $30,000 in general and administrative expenses – related party.

For the three months ended June 30, 2021, we had a loss of approximately $12,000, which consisted solely of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $3.1 million, which consisted of non-operating income of approximately $5.4 million resulting from changes in fair value of derivative warrant liabilities and approximately $86,000 in income from investments held in the trust account, partially offset by approximately $2.3 million in general and administrative expenses and $60,000 in general and administrative expenses - related party.

For the period from February 8, 2021 (inception) through June 30, 2021, we had a loss of approximately $65,000, which consisted solely of general and administrative expenses.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended June 30, 2022, we incurred $30,000 of such fees, which are presented as general and administrative fees – related party in the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $66,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

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

Related Party Loan

On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. The 2022 Note does not bear interest, is not convertible, and may be further drawn down from time to time prior to the maturity date upon request by the Company, subject to our Sponsor’s approval. The principal balance of the 2022 Note will be payable on the earliest to occur of (i) the date on which we consummate an initial Business Combination or (ii) the date that the winding up of the Company is effective. The 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the 2022 Note and all other sums payable with regard to the 2022 Note becoming immediately due and payable. As of June 30, 2022 $1,000,000 was outstanding on the note.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed interim financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As previously disclosed and as discussed above, we identified a material weakness in our internal control over financial reporting related to our interpretation and accounting for certain complex features of the Class A ordinary shares issued by the Company not being effectively designed or maintained resulting in the misclassification of Class A ordinary shares as permanent equity instead of temporary equity.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2022 and in our Quarterly Report filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and in our Quarterly Report filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On August 17, 2021, the underwriters partially exercised their over-allotment option, resulting in the sale of an additional 536,299 Units, for gross proceeds of approximately $5.4 million. In connection with the underwriters’ exercise of their over-allotment option, we consummated the sale of an additional 71,507 Private Placement Warrants to our Sponsor at $1.50 per Private Placement Warrant, generating total proceeds of $107,260.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-40732	3.1	August 16, 2021
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language

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

Date: August 12, 2022	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ William Hauser
	Name:	William Hauser
	Title:	Chief Financial Officer (Principal Financial Officer)