Form 10-Q
period 2022-09-30
TPB Acquisition Corp I
filed 2022-11-14
CIK 1847090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, there were 18,036,299 Class A ordinary shares, $0.0001 par value per share, and 4,509,074 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

TPB ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION		2
Item 1.	Condensed Interim Financial Statements	2
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the Period From February 8, 2021 (Inception) Through September 30, 2021 (unaudited)	3
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, the Three Months Ended September 30, 2021 and the Period From February 8, 2021 (Inception) Through September 30, 2021 (unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the Period From February 8, 2021 (Inception) Through September 30, 2021 (unaudited)	5
	Notes to Unaudited Condensed Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
SIGNATURES		35

PART I- FINANCIAL INFORMATION

Item 1.Condensed Interim Financial Statements.

TPB ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$875,113	$481,265
Prepaid expenses	335,396	594,223
Total current assets	1,210,509	1,075,488
Investments held in Trust Account	181,358,178	180,368,211
Total Assets	$182,568,687	$181,443,699

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$1,434,585	$2,600
Accrued expenses	1,327,042	121,581
Note Payable - Related Party	2,000,000	—
Total current liabilities	4,761,627	124,181
Deferred underwriting commissions in connection with the Initial Public Offering	6,312,705	6,312,705
Derivative warrant liabilities	6,285,677	7,408,784
Total Liabilities	17,360,009	13,845,670

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 18,036,299 shares subject to possible redemption at $10.05 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	181,258,178	180,362,990

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,509,074 shares issued and outstanding	451	451
Additional paid-in capital	—	—
Accumulated deficit	(16,049,951)	(12,765,412)
Total shareholders’ deficit	(16,049,500)	(12,764,961)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$182,568,687	$181,443,699

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

			For the Nine	For the Period from
	For the Three Months Ended		Months	February 8, 2021
	September 30,		Ended	(inception) through
	2022	2021	September 30, 2022	September 30, 2022
General and administrative expenses	$2,125,950	$367,280	$4,412,425	$431,855
General and administrative expenses - related party	30,000	16,774	90,000	16,774
Loss from operations	(2,155,950)	(384,054)	(4,502,425)	(448,629)

Other income (expenses) :
Change in fair value of derivative warrant liabilities	(4,264,321)	496,075	1,123,107	496,075
Income from investments in Trust Account	903,792	739	989,967	739
Loss upon issuance of private placement warrants	—	(653,860)	—	(653,860)
Offering costs associated with derivative warrant liabilities	—	(577,447)	—	(577,447)
Total other income (expense), net	(3,360,529)	(734,493)	2,113,074	(734,493)

Net loss	$(5,516,479)	$(1,118,547)	$(2,389,351)	$(1,183,122)

Weighted average number of shares outstanding of Class A ordinary shares, basic and diluted	18,036,299	9,582,972	18,036,299	3,751,632
Basic and diluted net loss per share, Class A ordinary shares	$(0.24)	$(0.08)	$(0.11)	$(0.15)
Weighted average number of shares outstanding of Class B ordinary shares - basic and diluted	4,509,074	4,440,580	4,509,074	4,400,674
Basic and diluted net loss per share, Class B ordinary shares	$(0.24)	$(0.08)	$(0.11)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

UNAUDITED

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance - December 31, 2021 (audited)	—	$—	4,509,074	$451	$—	$(12,765,412)	(12,764,961)
Net income	—	—	—	—	—	2,429,381	2,429,381
Balance - March 31, 2022 (unaudited)	—	—	4,509,074	451	—	(10,336,031)	(10,335,580)
Net income	—	—	—	—	—	697,747	697,747
Balance - June 30, 2022 (unaudited)	—	—	4,509,074	451	—	(9,638,284)	(9,637,833)
Net loss	—	—	—	—	—	(5,516,479)	(5,516,479)
Accretion to Class A ordinary shares to redemption amount	—	—	—	—	—	(895,188)	(895,188)
Balance - September 30, 2022 (unaudited)	—	$—	4,509,074	$451	$—	$(16,049,951)	$(16,049,500)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (unaudited)

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance — February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(52,229)	(52,229)
Balance — March 31, 2021 (unaudited)	—	—	5,031,250	503	24,497	(52,229)	(27,229)
Net loss	—	—	—	—	—	(12,346)	(12,346)
Balance – June 30, 2021 (unaudited)	—	—	5,031,250	503	24,497	(64,575)	(39,575)
Forfeiture of Class B Shares	—	—	(522,176)	(52)	52	—	—
Accretion to Class A ordinary shares to redemption amount	—	—	—	—	(24,549)	(19,333,833)	(19,358,382)
Net loss	—	—	—	—	—	(1,118,547)	(1,118,547)
Balance – September 30, 2021 (unaudited)	—	$—	4,509,074	$451	$—	$(20,516,955)	$(20,516,504)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

TPB ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

		For the Period from
		February 8, 2021
	Nine Months	(inception)
	Ended September 30,	through
	2022	September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(2,389,351)	$(1,183,122)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	21,400
Income from investments in Trust Account	(989,967)	(739)
Change in fair value of derivative warrant liabilities	(1,123,107)	(496,075)
Loss upon issuance of private placement warrants	—	653,860
Offering costs associated with derivative warrant liabilities	—	577,447
Changes in operating assets and liabilities:
Prepaid expenses	258,827	(709,084)
Accounts payable	1,431,985	68,604
Accrued expenses	1,205,461	248,950
Net cash used in operating activities	(1,606,152)	(818,759)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(180,362,990)
Cash used in investing activities	—	(180,362,990)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	2,000,000	300,000
Repayment of note payable to related party	—	(300,000)
Proceeds received from initial public offering, gross	—	180,362,990
Proceeds received from private placement	—	6,107,260
Offering costs paid	—	(4,393,455)
Net cash provided by financing activities	2,000,000	182,076,795

Net change in cash	393,848	895,046

Cash — beginning of the period	481,265	—
Cash — end of the period	$875,113	$895,046

Supplemental schedule of noncash investing and financing activities:
Accretion to Class A ordinary shares to redemption amount	$895,188	$19,358,382
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$3,600
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions in connection with the Initial Public Offering	$—	$6,312,705

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

All activity through September 30, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust. The Company has selected December 31 as its year end.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Proposed Business Combination

On September 14, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Lavoro Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”), Lavoro Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“First Merger Sub”), Lavoro Merger Sub II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Second Merger Sub”), Lavoro Merger Sub III Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Third Merger Sub” and, together with First Merger Sub and Second Merger Sub, the “Merger Subs”), Lavoro Agro Limited, an exempted company incorporated with limited liability in the Cayman Islands (“Lavoro Agro Limited”), and the Company. New PubCo, the Merger Subs, Lavoro Agro Limited and the Company are collectively referred to herein as the “Parties”.

Pursuant to the Business Combination Agreement, the Parties have agreed that, on the terms and subject to the conditions set forth in the Business Combination Agreement, on the date immediately prior to the date on which the Third Merger takes place (the “Closing Date”), substantially concurrently with and immediately after the closing of the PIPE Investment (as defined below), (A) First Merger Sub shall be merged with and into the Company (the “First Merger”), with the Company surviving as a direct wholly owned subsidiary of New PubCo, (B) immediately following the First Merger, the Company, as successor in the First Merger, shall be merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “SPAC Mergers”), with Second Merger Sub surviving as a direct wholly owned subsidiary of New PubCo, and (C) on the Closing Date, Third Merger Sub shall be merged with and into Lavoro Agro Limited (the “Third Merger” and, together with the SPAC Merger, the “Mergers”) Lavoro Agro Limited surviving as a direct wholly owned subsidiary of New PubCo.

As a result of the Third Merger, among other things, (i) each common share, par value US$0.00005 per share, of Lavoro Agro Limited ( the “Lavoro Agro Limited Share”) owned by Lavoro Agro Limited, Third Merger Sub or any wholly owned subsidiary of Lavoro Agro Limited immediately prior to the Third Merger shall automatically be cancelled, (ii) each Lavoro Agro Limited Share that is not a Cashout Share (as defined in the Business Combination Agreement) that is issued and outstanding immediately prior to the Third Effective Time (as defined in the Business Combination Agreement) will be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and nonassessable Class A ordinary shares of New PubCo, par value $0.001 per share equal to the Per Share Stock Consideration (as defined in the Business Combination Agreement) and (iii) each Cashout Share, if any, shall be converted into and shall for all purposes represent only the right to receive the Per Share Cash Consideration.

The Per Share Stock Consideration delivered to shareholders of Lavoro Agro Limited shall be an amount of New PubCo Ordinary Shares equal to the equity value of $1.125 billion, as adjusted by the Adjustment Factor (as defined in the Business Combination Agreement), divided by the fully diluted outstanding shares of Lavoro Agro Limited prior to the closing of the proposed Business Combination (the “Closing”), divided by $10.00 (the per share reference price). Pursuant to the SPAC Mergers, (i) each of the Company’s Class A ordinary shares and the Company’s Class B ordinary shares (collectively, the “ordinary shares”), other than ordinary

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

shares that are owned by Company, First Merger Sub or any wholly owned subsidiary of the Company, will be exchanged for New PubCo Ordinary Shares (as adjusted in accordance with the SPAC Exchange Ratio (as defined in the Business Combination Agreement)), and (ii) each Public Warrant and Private Placement Warrant will become a warrant to acquire New PubCo Ordinary Shares (as adjusted in accordance with the SPAC Exchange Ratio) on the same terms and conditions.

The Business Combination Agreement, the SPAC Mergers and the related transaction agreements have been unanimously approved by the Company’s board of directors and the board of directors has unanimously determined to recommend that the shareholders of the Company vote to approve the SPAC Shareholder Matters (as defined in the Business Combination Agreement) and such other actions as contemplated by the Business Combination Agreement.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary closing conditions, including approval by the Company’s and the Lavoro Agro Limited shareholders. The Business Combination Agreement also contains other conditions, including, among others: (i) the Company having at least $5,000,001 of net tangible assets following the exercise by the holders of the Company’s Class A ordinary shares issued in the Company’s initial public offering of securities and outstanding immediately before the First Effective Time of their right to redeem their Class A ordinary shares in accordance with Company’s governing documents, (ii) the approval by the applicable governmental authorities and the absence of any applicable Legal Requirement prohibiting or enjoining the consummation of the transactions, (iii) the receipt of approval for the New PubCo Ordinary Shares to be listed on Nasdaq or another public stock market or exchange in the United States, subject to the official notice of issuance thereof and the requirement to have a sufficient number of round lot holders, and (iv) the effectiveness of the registration statement on Form F-4 filed by New PubCo (the “Registration Statement”), which Registration Statement shall not be subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to the Registration Statement. On September 29, 2022, New Pubco filed a registration statement on Form F-4 with the SEC.

In addition, each party’s obligations to consummate the Closing is subject to the condition that SPAC Cash (as defined in the Business Combination Agreement), comprising the aggregate amount of cash contained in the Trust Account (giving effect to the Redemption (as defined in the Business Combination Agreement)), plus proceeds of the PIPE Investment, minus transaction costs, shall equal or exceed $180,000,000. The parties agreed that they may solicit additional PIPE Investments prior to the Closing, on terms and with counterparties mutually agreeable to the parties.

PIPE Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, the Sponsor entered into a share subscription agreement (a “PIPE Subscription Agreement”) pursuant to which the Sponsor has committed (the “PIPE Investment”) to subscribe for and purchase, 10,000,000 Class A ordinary shares (at $10.00 per share), for an aggregate purchase price of $100,000,000.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor also amended its existing letter agreement, dated August 13, 2021 (the “Amendment to the Sponsor Letter Agreement”) with the Company. See Note 4.

On September 15, 2022, the Business Combination Agreement, form of PIPE Subscription Agreement, and the Amendment to the Sponsor Letter Agreement were filed with SEC by the Company as exhibits to a Current Report on Form 8-K.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $875,000 in its operating bank account and working capital deficit of approximately $3,550,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 5), and the loan from the Sponsor of approximately $300,000 under the note. The Company repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account and loans from its Sponsor. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, there was $2,000,000 outstanding under the Working Capital Loan.

Based on the foregoing, management has determined that the Company does not have sufficient liquidity to meet its anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about the Company’s ability to continue as a going concern.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation (FDIC) coverage limit of $250,000 per institution, and any investments held in Trust Account. As of September 30, 2022 and December 31, 2021 the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 (as defined above). Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 18,036,299 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022 (Unaudited)		September 30, 2022 (Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss-Basic and diluted	$(4,413,183)	$(1,103,296)	$(1,911,481)	$(477,870)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,036,299	4,509,074	18,036,299	4,509,074
Basic and diluted net loss per ordinary share	$(0.24)	$(0.24)	$(0.11)	$(0.11)

			For the Period from
			February 8, 2021
	For the Three Months Ended		(inception) through
	September 30, 2021 (Unaudited)		September 30, 2021 (Unaudited)
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss-Basic and diluted	$(764,357)	$(354,190)	$(544,464)	$(638,658)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,582,972	4,440,580	3,751,632	4,400,674
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.15)	$(0.15)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC Topic 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed interim financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On April 21, 2021, the Sponsor forfeited 1,437,500 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 7,187,500 to 5,750,000. On August 10, 2021, the Sponsor forfeited 718,750 Class B ordinary shares, resulting in a decrease in the total number of Class B ordinary shares outstanding from 5,750,000 to 5,031,250. The Founder Shares included an aggregate of up to 656,250 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option and purchased additional 536,299 Units on August 17, 2021; and the remaining 522,176 Class B ordinary shares were forfeited.

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

Concurrently with the execution of the Business Combination Agreement, the Sponsor entered into the Amendment to the Sponsor Letter Agreement with the Company pursuant to which the Sponsor agreed to, among other things, (i) vote all of their Founder Shares in favor of the Business Combination and related transactions, (ii) to take certain other actions in support of the Business Combination Agreement and related transactions, and (iii) to be bound by transfer restrictions for two years after the Closing Date (“Sponsor Lock-Up”), provided however (x) 50% of the Founder Shares shall be released from the Sponsor Lock-Up one year following the Closing Date, (y) an additional 25% of the Founder Shares (i.e., totaling an aggregate of 75% of the Founder Shares) shall be released from the Sponsor Lock-Up eighteen (18) months following the Closing Date, and (z) an additional 25% of the Founder Shares (i.e., totaling an aggregate of 100% of the Founder Shares) shall be released from the Sponsor Lock-Up the date that is two years following the Closing Date.

The Sponsor also agreed that 3,006,050 of the Founder Shares of the Sponsor will be deemed to be “Vesting Founder Shares.” The Sponsor agreed that the Vesting Founder Shares shall be subject to vesting and that (i) 50% of the Vesting Founder Shares will vest if at any time during the 3-year period following the Closing Date the closing share price of the New PubCo Ordinary Shares is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period and (ii) the remaining 50% of the Vesting Founder Shares will vest if at any time during the 3 year period following the Closing Date the closing share price of the New PubCo Ordinary Shares is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, subject to the terms of the existing letter agreement, dated August 13, 2021.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

On April 28, 2022, the Company issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to the Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. The 2022 Note does not bear interest, is not convertible, and may be further drawn down from time to time prior to the maturity date upon request by the Company, subject to the Sponsor’s approval. The principal balance of the 2022 Note will be payable on the earliest to occur of (i) the date on which the Company consummates its initial Business Combination or (ii) the date that the winding up of the Company is effective. The 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the 2022 Note and all other sums payable with regard to the 2022 Note becoming immediately due and payable. As of September 30, 2022, the Company had $2,000,000 outstanding under the 2022 Note.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Forward Purchase Agreements

On August 10, 2021, the Company entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase up to an aggregate of 2,500,000 Units (the “Forward Purchase Units”), at a price of $10.00 per Unit, for an aggregate purchase price of up to $25,000,000 (the “Sponsor Forward Purchase Agreement”). The purchase of the Forward Purchase Units is expected to take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the initial Business Combination. The Sponsor’s obligation to purchase the forward purchase shares included within the Forward Purchase Units (the “Forward Purchase Shares”) may be transferred, in whole or in part, to the forward transferees who are investors in, or affiliates of, the Sponsor, provided that upon such transfer the forward transferees assume the rights and obligations of the Sponsor. The forward purchase warrants included in the Forward Purchase Units will be exercised on the same terms as the Public Warrants.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

In connection with the proposed Business Combination, the Sponsor has waived all rights under the Sponsor Forward Purchase Agreement and has agreed the Sponsor Forward Purchase Agreement will terminate upon consummation of the proposed Business Combination.

The Company also entered into Third Party Forward Purchase Agreements on August 10, 2021, whereby the additional forward purchasers agreed to purchase approximately 8,750,000 Class A ordinary shares, at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of the initial Business Combination (the “Third Party Forward Purchase Agreements”). Pursuant to the terms of the Third Party Forward Purchase Agreements, the Company will provide to the additional forward purchasers notice of its intent to enter into a definitive agreement with respect to an initial Business Combination, and thereafter the additional forward purchasers will have 10 business days to provide their respective funding commitments, including the ability to oversubscribe for any unallocated additional Forward Purchase Shares. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Class A ordinary share shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. The additional forward purchasers’ obligation to purchase the additional Forward Purchase Shares may be transferred, in whole or in part, to forward transferees, provided that upon such transfer the forward transferees assume the rights and obligations of the additional forward purchaser. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the initial Business Combination. Pursuant to the Third Party Forward Purchase Agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Class B ordinary shares), but not less than 10% (not to exceed 437,500 Class B ordinary shares), of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. The number of Class B ordinary shares to be transferred to such additional forward purchasers will be equal to the greater of (i) 10% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering and (b) 50% of the Class B ordinary shares outstanding as of the closing of the Initial Public Offering multiplied by the percentage of Public Shares redeemed in connection with the initial Business Combination. In addition, the Sponsor agreed that the remaining Class B ordinary shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

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

In connection with the proposed Business Combination, the right to purchase Forward Purchase Shares in connection with the Business Combination has been waived by each entity party to the Third Party Forward Purchase Agreements.

PIPE Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, our Sponsor entered into a share subscription agreement (a “PIPE Subscription Agreement”) pursuant to which the Sponsor has committed (the “PIPE Investment”) to subscribe for and purchase 10,000,000 Class A ordinary shares (at $10.00 per share), for an aggregate purchase price of $100,000,000.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and approximately $17,000 of such fees, respectively, which are presented as general and administrative fees - related party in the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021, the Company incurred $90,000 and approximately $17,000 of such fees, respectively, which are presented as general and administrative fees - related party in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, approximately $137,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events as well as adverse developments in the economy and capital markets, including rising energy costs, inflation and interest rates, in the United States and globally, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of the condensed interim financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 6. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 18,036,299 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$180,362,990
Less:
Proceeds allocated to Public Warrants	(9,156,069)
Class A ordinary share issuance costs, net of reimbursement from underwriter	(10,317,313)
Plus:
Accretion of carrying value to redemption value	19,473,382
Class A ordinary shares subject to possible redemption, December 31, 2021 (audited)	180,362,990
Increase in redemption value of Class A ordinary shares subject to possible redemption	895,188
Class A ordinary shares subject to possible redemption as of September 30, 2022 (unaudited)	$181,258,178

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, all 18,036,299 Class A ordinary shares issued or outstanding are subject to possible redemption and as such are classified outside of permanent equity as temporary equity. See Note 6.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Company had 4,509,074 Class B ordinary shares issued and outstanding, which have been adjusted to reflect the forfeiture as discussed in Note 4.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there was an aggregate of 10,083,606 warrants outstanding, comprised of 6,012,099 Public Warrants and 4,071,507 Private Placement Warrants.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. The calculation of the Newly Issued Price with respect to the Forward Purchase Shares will not take into account any Class B ordinary shares transferred pursuant to the Third Party Forward Purchase Agreements.

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

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2022 (unaudited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$181,358,178	$—	$—
Liabilities:
Derivative warrant liabilities - Level 1	$3,727,501	$—	$—
Derivative warrant liabilities - Level 3	$—	$—	$2,558,176

December 31, 2021 (audited)
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money Market Funds	$180,368,211	$—	$—
Liabilities:
Derivative warrant liabilities - Level 1	$4,388,832	$—	$—
Derivative warrant liabilities - Level 3	$—	$—	$3,019,952

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in November 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of June 30, 2022. However, at September 30, 2022 the Public Warrants had adequate trading activity and, as such are presented as a Level 1 measurement. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022, or for the period from February 8, 2021 (inception ) through September 30, 2021.

Level 1 assets include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Prior to being separately listed and traded, the fair value of the Public Warrants was measured at fair value using a Monte Carlo simulation model. The Private Placement Warrants were initially and subsequently measured using a Monte Carlo simulation model. As of September 30, 2022 and December 31, 2021, the value of the Public Warrants was measured based on the trading price since being separately listed and traded. For the three months ended September 30, 2022, the Company recognized a loss of approximately $4.3 million resulting from an increase in the fair value of derivative warrant liabilities, which is presented as a change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the nine months ended September 30, 2022, the Company recognized a gain of approximately $1.1 million resulting from a decrease in the fair value of derivative warrant liabilities, which is presented as a change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, the Company recognized a gain of approximately $496,000 resulting from a decrease in the fair value of the derivative warrant liabilities, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

TPB ACQUISITION CORPORATION I

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
	(unaudited)	(audited)
Exercise price	$11.50	$11.50
Stock price	$9.92	$9.80
Volatility	1.8%	12.1%
Term (years)	5.54	6.12
Risk-free rate	4.04%	1.36%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the nine months ended September 30, 2022, is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2021	$3,019,952
Change in fair value of derivative warrant liabilities	(1,212,068)
Level 3 derivative warrant liabilities at March 31, 2022	1,807,884
Change in fair value of derivative warrant liabilities	(988,948)
Level 3 derivative warrant liabilities at June 30, 2022	818,936
Change in fair value of derivative warrant liabilities	1,739,240
Level 3 derivative warrant liabilities at September 30, 2022	$2,558,176

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to those factors described herein including Item 1A “Risk Factors,” and in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 filed with the U.S. Securities and Exchange Commission on March 31, 2022, May 16, 2022, and August 12, 2022 respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through September 30, 2022, relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below and, subsequent to the Initial Public Offering, identifying a prospective target and pursuing an initial Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in trust.

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

Upon the closing of the Initial Public Offering, Over-Allotment, Private Placement and the Second Private Placement, $180.4 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, and only invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described within Note 1 to the condensed interim financial statements.

Proposed Business Combination

As described in Note 1 to the unaudited condensed financial statements in Item 1 of this Form 10-Q, on September 14, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among Lavoro Limited, an exempted company incorporated with limited liability in the Cayman Islands (“New PubCo”), Lavoro Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“First Merger Sub”), Lavoro Merger Sub II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Second Merger Sub”), Lavoro Merger Sub III Limited, an exempted company incorporated with limited liability in the Cayman Islands and a direct, wholly owned subsidiary of New PubCo (“Third Merger Sub” and, together with First Merger Sub and Second Merger Sub, the “Merger Subs”), Lavoro Agro Limited, an exempted company incorporated with limited liability in the Cayman Islands, and the Company. Each of New PubCo, the Merger Subs, Lavoro Agro Limited and us (individually referred to herein as a “Party” and, collectively, as the “Parties”).

Pursuant to the Business Combination Agreement, the Parties have agreed that, on the terms and subject to the conditions set forth in the Business Combination Agreement, on the date immediately prior to the date on which the Third Merger takes place (the “Closing Date”), substantially concurrently with and immediately after the closing of the PIPE Investment, (A) First Merger Sub shall be merged with and into our Company (the “First Merger”), with our Company surviving as a direct wholly owned subsidiary of New PubCo, (B) immediately following the First Merger, the Company, as successor in the First Merger, shall be merged with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “SPAC Mergers”), with Second Merger Sub surviving as a direct wholly owned subsidiary of New PubCo, and (C) on the Closing Date, Third Merger Sub shall be merged with and into Lavoro Agro Limited (the “Third Merger” and, together with the SPAC Merger, the “Mergers”) Lavoro Agro Limited surviving as a direct wholly owned subsidiary of New PubCo.

As a result of the Third Merger, among other things, (i) each common share, par value US$0.00005 per share, of Lavoro Agro Limited ( the “Lavoro Agro Limited Share”) owned by Lavoro Agro Limited, Third Merger Sub or any wholly owned subsidiary of Lavoro Agro Limited immediately prior to the Third Merger shall automatically be cancelled, (ii) each Lavoro Agro Limited Share that is not a Cashout Share (as defined in the Business Combination Agreement) that is issued and outstanding immediately prior to the Third Effective Time (as defined in the Business Combination Agreement) will be converted into and shall for all purposes represent only the right to receive a number of validly issued, fully paid and nonassessable Class A ordinary shares of New PubCo, par value $0.001 per share, equal to the Per Share Stock Consideration (as defined in the Business Combination Agreement) and (iii) each Cashout Share, if any, shall be converted into and shall for all purposes represent only the right to receive the Per Share Cash Consideration.

The Per Share Stock Consideration delivered to shareholders of Lavoro Agro Limited shall be an amount of New PubCo Ordinary Shares equal to the equity value of $1.125 billion, as adjusted by the Adjustment Factor (as defined in the Business Combination Agreement), divided by the fully diluted outstanding shares of Lavoro Agro Limited prior to the closing of the proposed Business Combination (the “Closing”), divided by $10.00 (the per share reference price). Pursuant to the SPAC Mergers, (i) each of our Class A ordinary shares and the Company’s Class B ordinary shares (collectively, the “ordinary shares”), other than ordinary shares that are owned us, First Merger Sub or any wholly owned subsidiary of the Company, will be exchanged for New PubCo Ordinary Shares (as adjusted in accordance with the SPAC Exchange Ratio (as defined in the Business Combination Agreement)), and (ii) each Public Warrant and Private Placement Warrant will become a warrant to acquire New PubCo Ordinary Shares (as adjusted in accordance with the SPAC Exchange Ratio) on the same terms and conditions.

The Business Combination Agreement, the SPAC Mergers and the related transaction agreements have been unanimously approved by our board of directors and the board of directors has unanimously determined to recommend that our shareholders vote to approve the SPAC Shareholder Matters (as defined in the Business Combination Agreement) and such other actions as contemplated by the Business Combination Agreement.

Consummation of the transactions contemplated by the Business Combination Agreement is subject to customary closing conditions, including approval by the Company’s and the Lavoro Agro Limited shareholders. The Business Combination Agreement also contains other conditions, including, among others: (i) the Company having at least $5,000,001 of net tangible assets following the exercise by the holders of the Class A ordinary shares issued in the our initial public offering of securities and outstanding immediately before the First Effective Time of their right to redeem their Class A ordinary shares in accordance with our governing documents, (ii) the approval by the applicable governmental authorities and the absence of any applicable Legal Requirement prohibiting or enjoining the consummation of the transactions, (iii) the receipt of approval for the New PubCo Ordinary Shares to be listed on Nasdaq or another public stock market or exchange in the United States, subject to the official notice of issuance thereof and the requirement to have a sufficient number of round lot holders, and (iv) the effectiveness of the registration statement on Form F-4 filed by New PubCo (the “Registration Statement”), which Registration Statement shall not be subject to any stop order or proceeding (or threatened proceeding by the SEC) seeking a stop order with respect to the Registration Statement. On September 29, 2022, New Pubco filed a registration statement with the SEC on Form F-4.

In addition, each party’s obligations to consummate the Closing is subject to the condition that SPAC Cash (as defined in the Business Combination Agreement), comprising the aggregate amount of cash contained in the Trust Account (giving effect to the Redemption (as defined in the Business Combination Agreement)), plus proceeds of the PIPE Investment, minus transaction costs, shall equal or exceed $180,000,000. The parties agreed that they may solicit additional PIPE Investments prior to the Closing, on terms and with counterparties mutually agreeable to the parties.

PIPE Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, our Sponsor entered into the PIPE Subscription Agreement”) pursuant to which the PIPE Investor has committed (the “PIPE Investment”) to subscribe for and purchase, 10,000,000 Class A ordinary shares (at $10.00 per share), for an aggregate purchase price of $100,000,000. The Sponsor is an affiliate of our Company.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, our Sponsor also amended its existing letter agreement, dated August 13, 2021 (the “Amendment to the Sponsor Letter Agreement”) with our Company as more fully described in Note 4 to the unaudited condensed financial statements contained herein in Item 1 to this Quarterly Report on Form 10-Q.

On September 15, 2022, the Business Combination Agreement, form of PIPE Subscription Agreement, and the Amendment to the Sponsor Letter Agreement were filed with SEC by us as exhibits to a Current Report on Form 8-K.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $ 875,000 in our operating bank account and working capital deficit of approximately $3.5 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the cash contribution of $25,000 from the Sponsor to purchase 7,187,500 Class B ordinary shares (the “Founder Shares”), and the loan from the Sponsor of approximately $300,000 under the Note. We repaid the Note in full on August 16, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from Private Placement held outside of the Trust Account and loans from our Sponsor. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. As of September 30, 2022, there was $2,000,000 outstanding under the Working Capital Loan.

Based on the foregoing, management has determined that we do not have sufficient liquidity to meet our anticipated obligations for at least twelve months after the financial statements are available to be issued, as such, the events and circumstances raise substantial doubt about our ability to continue as a going concern. The accompanying unaudited interim condensed financial statements have been prepared on a going concern basis and do not include any adjustments that might arise as a result of uncertainties about our ability to continue as a going concern.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective target and the pursuit of an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net loss of approximately $5.5 million, which consisted of a non-cash charge of approximately $4.3 million resulting from changes in fair value of derivative warrant liabilities, approximately $2.1 million in general and administrative expenses, and approximately $30,000 in general and administrative expenses - related party, partially offset by approximately $904,000 in income from investments held in the trust account.

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

For the nine months ended September 30, 2022, we had net loss of approximately $2.3 million, which consisted of approximately $4.4 million in general and administrative expenses and $90,000 in general and administrative expenses - related party, partially offset by approximately $1.1 million resulting from changes in fair value of derivative warrant liabilities and approximately $990,000 in income from investments held in the trust account

For the period from February 8, 2021 (inception) through September 30, 2021, we had a net loss of approximately $1.2 million which consisted of approximately $432,000 of general and administrative expenses, approximately $17,000 of general and administrative expenses related party, approximately $654,000 of loss upon issuance of private placement warrants, approximately $577,000 of offering costs associated with derivative warrant liabilities, partially offset by approximately $700 of income from investments held in the Trust Account, and approximately $496,000 from the change in fair value of derivative warrant liabilities.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on August 10, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and approximately $17,000 of such fees, respectively, which are presented as general and administrative fees - related party in the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021, the Company incurred $90,000 and approximately $17,000 of such fees, respectively, which are presented as general and administrative fees - related party in the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, approximately $137,000 and $47,000, respectively, is accrued related to these services and presented in accrued expenses on the accompanying condensed balance sheets.

The underwriters are entitled to a deferred fee of $0.35 per unit issued in the Initial Public Offering, or approximately $6.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreements

On August 10, 2021, we entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor agreed to purchase up to an aggregate of 2,500,000 Units (the “Forward Purchase Units”), at a price of $10.00 per Unit, for an aggregate purchase price of up to $25,000,000 (the “Sponsor Forward Purchase Agreement”). The purchase of the Forward Purchase Units is expected to take place in one or more private placements, with the full amount to have been purchased no later than simultaneously with the closing of the Business Combination. The forward purchase warrants included in the Forward Purchase Units will be exercised on the same terms as the Public Warrants.

The Sponsor waived all rights under the Sponsor Forward Purchase Agreement and the Sponsor Forward Purchase Agreement will be terminated upon the consummation of the proposed Business Combination.

We also entered into additional forward purchase agreements on August 10, 2021 (the “Third Party Forward Purchase Agreements”), whereby additional forward purchasers agreed to purchase approximately 8,750,000 Class A ordinary shares (the “Forward Purchase Shares”), at a price of $10.00 per share, for an aggregate purchase price of approximately $87,500,000 in connection with the closing of the initial Business Combination. The additional forward purchasers may satisfy their funding commitments with respect to a number of additional Forward Purchase Shares by (i) committing to purchase some or all of the additional Forward Purchase Shares allocated to such additional forward purchaser, (ii) executing a non-redemption agreement with respect to an equal number of Public Shares held by it (on a share-for-share basis such that the agreement not to redeem one Public Shares shall be deemed to satisfy a commitment to purchase one additional Forward Purchase Share), or (iii) a combination of the foregoing. Any purchases of the additional Forward Purchase Shares are expected to take place in one or more private placements, but no later than simultaneously with the closing of the Business Combination. Pursuant to the Third Party Forward Purchase Agreements, the Sponsor agreed to transfer up to 50% (not to exceed 2,187,500 Founder Shares), but not less than 10% (not to exceed 437,500 Founder Shares), of the Founder Shares outstanding as of the closing of the Initial Public Offering to fully subscribing additional forward purchasers. In addition, the Sponsor agreed that the remaining Founder Shares held by it will be subject to price-based vesting conditions. Such shares will vest in three equal installments when the price of the Class A ordinary shares on Nasdaq equals or exceeds $10.00, $12.50 and $15.00 for any 20 trading days within any 30 trading-day period, commencing on the date of the closing of the initial Business Combination and ending on the third anniversary thereof. The Sponsor will forfeit any remaining Founder Shares for no consideration to the extent the trading price thresholds described above are not met during the specified period.

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

The right to purchase Forward Purchase Shares in connection with the proposed Business Combination has been waived by each entity party to the Third Party Forward Purchase Agreements.

PIPE Subscription Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, our Sponsor entered into a share subscription agreement (a “PIPE Subscription Agreement”) pursuant to which our Sponsor has committed (the “PIPE Investment”) to subscribe for and purchase 10,000,000 Class A ordinary shares (at $10.00 per share), for an aggregate purchase price of $100,000,000.

Related Party Loan

On April 28, 2022, we issued an unsecured promissory note (the “2022 Note”) in the principal amount of up to $3,000,000 to our Sponsor, of which $1,000,000 was funded upon execution of the 2022 Note. The 2022 Note does not bear interest, is not convertible, and may be further drawn down from time to time prior to the maturity date upon request by the Company, subject to our Sponsor’s approval. The principal balance of the 2022 Note will be payable on the earliest to occur of (i) the date on which we consummate an initial Business Combination or (ii) the date that the winding up of the Company is effective. The 2022 Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the 2022 Note and all other sums payable with regard to the 2022 Note becoming immediately due and payable. As of September 30, 2022 $2,000,000 was outstanding under the note.

Critical Accounting Policies

The preparation of condensed interim financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited interim financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our condensed interim financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed interim financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 30, 2022 and in our Quarterly Report filed with the SEC on May 16, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and in our Quarterly Reports filed with the SEC on May 16, 2022 and August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-40732	3.1	August 16, 2021
2.1	Business Combination Agreement, dated as of September 14, 2022, by and among New PubCo, the Merger Subs, Lavoro Agro Limited and the Company***	8-K	001-40732	2.1	September 15, 2022
10.1	Voting and Support Agreement, dated September 14, 2022, by and among Lavoro Agro Limited, the Company, and those parties named therein***	8-K	001-40732	10.1	September 15, 2022
10.2	Lock-up Agreement, dated September 14, 2022, by and among Lavoro Agro Limited, the Company, and those parties named therein***	8-K	001-40732	10.2	September 15, 2022
10.3	Form of PIPE Subscription Agreement	8-K	001-40732	10.3	September 15, 2022
10.4	Promissory Note, dated as of April 28, 2022, issued in favor of the Company	8-K	001-40732	10.1	May 3, 2022
10.5	Form of A&R Registration Rights Agreement	8-K	001-40732	10.5	September 15, 2022
31.1**	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from our quarterly report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language

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

*** Certain exhibits and schedules to these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Date: November 14, 2022	By:	/s/ David Friedberg
	Name:	David Friedberg
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ William Hauser
	Name:	William Hauser
	Title:	Chief Financial Officer (Principal Financial Officer)